Form 10-Q
period 2014-07-31
QUINTEC CORP
filed 2014-12-02
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________
Commission File No.:  333-1995533

QUINTEC CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0929366
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

Av. Vitacura 2670 Piso 15, Las Condes, Chile 7550098
(Address of principal executive offices) (Zip Code)

+12300206711
 (Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes [X] No [ ]
As of November 28, 2014, there are 37,433,336 shares of the issuer's common stock, par value $0.001, outstanding.

QUINTEC CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(3) filed with the SEC on August 12, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2015.

QUINTEC CORP.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the Period of May 23, 2013 (Date of Inception) to July 31, 2014:

QUINTEC CORP.
Condensed Balance Sheets

	July 31, 2014 (unaudited)	January 31, 2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,908	$9,608
Prepaid assets	245	545
Total current assets	5,153	10,153

PROPERTY AND EQUIPMENT
Property and equipment, net of $341 and $91 depreciation, respectively	1,076	1,326

Total assets	$6,229	$11,479

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,479	$-
Due to related parties	767	767

Total current liabilities	2,246	767

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value, 150,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Accumulated deficit	(16,017)	(9,288)

TOTAL STOCKHOLDERS' EQUITY	3,983	10,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,229	$11,479

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended July 31,	Six Months Ended July 31,	Inception (May 23, 2013) to July 31,
	2014	2014	2013

REVENUES	$-	$-	$-

EXPENSES
Depreciation expense	125	250	-
General and administrative	-	404	-
Legal and professional fees	4,475	6,075	-

Total Expenses	4,600	6,729	-

NET LOSS	$(4,600)	$(6,729)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,	Inception (May 23, 2013) to July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,729)	$-

Changes in operating assets and liabilities:
Depreciation expense	250	-
Prepaid expenses	300	-
Accounts payable	1,479	-
Cash used in operating activities	(4,700)

Net change in cash	(4,700)	-

CASH, BEGINNING OF PERIOD	9,608	-

CASH, END OF PERIOD	$4,908	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 1.           INCORPORATION AND CONTINUANCE OF OPERATIONS

QUINTEC CORP. ("we", "us", "our" or the "Company") was formed on May 23, 2013, in Nevada.  We are engaged in the business of establishing kiosks that are equipped with a 3D printing machine, printing materials, and design files to be marketed and sold under the brand name "3D Xpress". We have not commenced our planned principal operations.  The Company's fiscal year end is January 31.

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred operating losses and require additional funds to maintain our operations.  Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less.  As at July 31, 2014, cash and cash equivalents consist of only cash.

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the period from inception on May 23, 2013 through July 31, 2014.

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, "Earnings per Share".  Diluted loss per share for period ended July 31, 2014 is equivalent to basic loss per share as there was no potential dilutive equity instruments.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair value hierarchy is defined into the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or inputs that are corroborated by market data
Level 3:	Unobservable inputs that are not corroborated by market data

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

We are located and operating outside of the United States of America. We maintain our accounting records in U.S. Dollars.  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the period ended July 31, 2014.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2014 audited financial statements. The results of operations for the periods ended July 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended July 31, 2014.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as of July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014

Equipment	$1,417	$1,417
Accumulated depreciation	(341)	(91)
Net property and equipment	$1,076	$1,326

Depreciation expense for the period from inception on May 23, 2013 through July 31, 2014 was $341.

NOTE 4.           DUE TO RELATED PARTY

As of July 31, 2014, the Company owed its president and director $767 for incorporation fees he paid its behalf. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. As at July 31, 2014, the above noted $767 has been included in due to director.

NOTE 5.                             SUBSEQUENT EVENTS

Subsequent to July 31, 2014, the Company has issued 7,433,336 shares of its common stock to 23 investors at a rate of $0.003 per share for a total amount raised of $22,300. The Company's public offering is still being conducted and additional funds are expected to be raised.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Quintec" the "Company," "we," "our" or "us" refer to Quintec Corp. unless the context otherwise indicates.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus, Form 424(B)(3), as filed on August 12, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Quintec" "we," "us," or "our" are to Quintec Corp.

Plan of Operation

We believe that we have developed a way to make toy and trinket shopping more interactive and more fun. We plan to install 3D printing kiosks in shopping centers throughout Chile and eventually all of South America, which will allow customers to create 3D printed products on location, while they wait or shop for other items.  We plan the products we can offer our customers to range from key chains to figurines and jewelry.  These items are expected to range in price from the equivalent of $10 to $250 USD.

The idea behind the technology is to allow customers to print toys and gifts at a low price, in a very interactive manner. We will be bringing the "factory" experience to our customers – directly at our stores, allowing customers to choose what they want and customize it. Depending on the size of the item, we believe that the cost of materials and electricity to print each item will not exceed $0.50 to $25 per item.

Results of Operation

The following table provides selected financial data about our company for the period ended July 31, 2014 and the year ended January 31, 2014.

Balance Sheet Date	July 31, 2014	January 31, 2014

Cash	$4,908	$9,608
Property and Equipment	1,076	1,326
Total Assets	6,229	11,479
Total Liabilities	2,246	767
Stockholders' Equity	$3,983	$10,712

Our decrease in cash can be attributed to the costs associated with our current Prospectus.

The following summary of our results of operations, for the three and six months ended July 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended July 31,	Six Months Ended July 31,	Inception (May 23, 2013) to July 31,
	2014	2014	2013
Revenue	$-	$-	$-
Operating Expenses
Depreciation expense	125	250	-
Selling, general and administrative	-	404	-
Professional fees	4,475	6,075	-
Total Operating expenses	4,600	6,729	-
Operating loss	(4,600)	(6,729)	(0.00)
Provision for income tax	-	-	-
Net Loss	$(4,600)	$(6,729)	$(0.00)

Three months ending July 31, 2014 and period from inception (May 23, 2013) to July 31, 2013:

For the three months ended July 31, 2014, we had $nil revenue, incurred $125 in depreciation, $nil in general and administrative expenses and $4,475 in professional fees, resulting in an operating and net loss of $4,600.

For the period from inception (May 23, 2013) to July 31, 2013, we had $nil revenue and incurred $nil operating expenses, resulting in an operating and net loss of $nil.

Six months ending July 31, 2014:

For the six months ended July 31, 2014, we had $nil revenue, incurred $250 in depreciation, $404 in general and administrative expenses and $6,075 in professional fees, resulting in an operating and net loss of $6,729.

Liquidity and Capital Resources

We anticipate we will need $35,000 to fund the next 12 months of our operations.  Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we are attempting to raise money from our recent Offering.  On August 12, 2014, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company seeks to raise $90,000 under the Offering.  As of the date of this report, the Company has sold 7,433,336 shares of its common stock to 23 unaffiliated investors at $0.003 per share for total proceeds of $22,300 under the Prospectus.  To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at July 31, 2014, our cash balance was $4,908 and we had current liabilities $2,246.

We had no material commitments for capital expenditures as of July 31, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of July 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	July 31,	January 31,
	2014	2014

Current Assets13	$5,153	$10,153
Current Liabilities	$2,246	$767
Working Capital	$2,907	$9,386

Cash Flows

For The Six Months Ended August 31
2014

Cash Flows used in Operating Activities	$(4,700)
Cash Flows used in Investing Activities	$-
Cash Flows from Financing Activities	$-
Net Decrease in Cash During Period	$(4,700)

As at July 31, 2014, our company's cash balance was $4,908 compared to $9,608 as at January 31, 2014 and our total current assets were $5,153 compared with $10,153 as at January 31, 2014. The decrease in cash and total assets was primarily due to professional fees related to our recent registration statement.

As at July 31, 2014, our company had total liabilities of $2,246 compared with total liabilities of $767 as at January 31, 2014.

As at July 31, 2014, our company had working capital of $2,907 compared with working capital of $9,386 as at January 31, 2014. The decrease in working capital was primarily attributed to costs associated with our recent registration statement.

Cash Flow from Operating Activities

During the six months ended July 31, 2014, our company used $4,700 in cash from operating activities.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended July 31, 2014.

Cash Flow from Financing Activities

During the six months ended July 31, 2014 the Company did not receive any funds from financing activities.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others and loans from our officer and director.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

We know of no material, existing, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended July 31, 2014.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintec Corp.
Dated: December 2, 2014	By: /s/ Walter Lee
Name: Walter Lee President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)