Form 10-Q
period 2014-10-31
QUINTEC CORP
filed 2014-12-16
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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
As of December 15, 2014, there 27,433,336 shares of the issuer's common stock, par value $0.001, outstanding.

QUINTEC CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

QUINTEC CORP.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

October 31, 2014:

QUINTEC CORP.
Condensed Balance Sheets

	October 31,	January 31,
	2014	2014
	(unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$16,073	$9,608
Prepaid assets	95	545
Total current assets	16,168	10,153

PROPERTY AND EQUIPMENT
Property and equipment, net of $466 and $91 depreciation, respectively	951	1,326
Total assets	$17,119	$11,479

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,948	$-
Due to related parties	767	767
Total current liabilities	3,715	767

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 150,000,000 shares authorized, 25,933,336 and 20,000,000 shares issued and outstanding, respectively	25,933	20,000
Common stock subscribed	1,500	-
Additional paid-in capital	14,867	-
Subscriptions receivable	(4,500)	-
Accumulated deficit	(24,396)	(9,288)
TOTAL STOCKHOLDERS' EQUITY	13,404	10,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,119	$11,479

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Inception
	Ended	Ended	Ended	(May 23, 2013) to
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

EXPENSES
Depreciation expense	125	-	375	-
General and administrative	910	15	1,314	782
Legal and professional fees	7,344	1,000	13,419	1,000
Total Expenses	8,379	1,015	15,108	1,782
Loss before income taxes	(8,379)	(1,015)	(15,108)	(1,782)
Income tax provision	-	-	-	-
NET LOSS	$(8,379)	$(1,015)	$(15,108)	$(1,782)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	22,215,018	20,000,000	20,741,054	8,876,712

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months	Inception
	Ended	(May 23, 2013) to
	October 31,	October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,108)	$(1,782)
Changes in operating assets and liabilities:
Depreciation expense	375	-
Prepaid expenses	450	-
Accounts payable and accrued liabilities	2,948	767
Cash used in operating activities	(11,335)	(1,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	17,800	20,000
Cash provided by financing activities	17,800	20,000

Net change in cash	6,465	18,985

CASH, BEGINNING OF PERIOD	9,608	-

CASH, END OF PERIOD	$16,073	$18,985

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As at October 31, 2014 and January 31, 2014, cash and cash equivalents consist of only cash.

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the period from inception on May 23, 2013 through October 31, 2014.

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, "Earnings per Share".  Diluted loss per share for period ended October 31, 2014 is equivalent to basic loss per share as there was no potential dilutive equity instruments.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options since inception on May 23, 2013 through October 31, 2014.

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2014 audited financial statements. The results of operations for the periods ended October 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

QUINTEC CORP.
Notes to the Condensed Financial Statements

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as of October 31, 2014 and January 31, 2014:

	October 31, 2014	January 31, 2014

Equipment	1,417	1,417
Accumulated depreciation	(466)	(91)
Net property and equipment	951	$1,326

During the period ended October 31, 2014 and 2013, the Company incurred depreciation expense of $375 and $0, respectively.

NOTE 4.           DUE TO RELATED PARTY

As at October 31, 2014, the Company owed its president and director $767 for incorporation fees he paid its behalf. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. As at October 31, 2014, the above noted $767 has been included in due to related parties.

NOTE 5.           STOCKHOLDERS' EQUITY

During the period ended October 31, 2014, the Company issued 5,933,336 shares of common stock for cash proceeds of $17,800. The Company also committed to issuing an additional $1,500,000 shares of common stock for additional cash proceeds of $4,500. These shares were issued upon full receipt of the cash proceeds subsequent to the period end (see Note 6).

NOTE 6.                             SUBSEQUENT EVENTS

Subsequent to the date of this report, the Company issued 1,500,000 shares of its common stock to investors at a rate of $0.003 per share for a total amount raised of $4,500. These amounts were recorded as common stock subscribed on the face of the balance sheet as of October 31, 2014. The Company's public offering is still being conducted and additional funds are expected to be raised.

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

Results of Operation

The following table provides selected financial data about our company for the period ended October 31, 2014 and the year ended January 31, 2014.

Balance Sheet Date	October 31, 2014	January 31, 2014
Cash	$16,073	$9,608
Property and Equipment	951	1,326
Total Assets	17,119	11,479
Total Liabilities	3,715	767
Stockholders' Equity	$13,404	$10,712
Our increase in cash was primarily due to cash received from issuance of common shares.

The following summary of our results of operations, for the three and nine months ended October 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months	Three Months	Nine Months	Inception
	Ended	Ended	Ended	(May 23, 2013) to
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

EXPENSES
Depreciation expense	125	-	375	-
General and administrative	910	15	1,314	782
Legal and professional fees	7,344	1,000	13,419	1,000
Total Expenses	8,379	1,015	15,108	1,782
Loss before income taxes	(8,379)	(1,015)	(15,108)	(1,782)
Income tax provision	-	-	-	-
NET LOSS	$(8,379)	$(1,015)	$(15,108)	$(1,782)

Three months ending October 31, 2014 and 2013

For the three months ended October 31, 2014, we had $nil revenue, incurred $125 in depreciation, $910 in general and administrative expenses and $7,344 in professional fees, resulting in an operating and net loss of $8,379.

For the three months ended October 31, 2013, we had $nil revenue, incurred $15 in general and administrative expenses and $1,000 in professional fees, resulting in an operating and net loss of $1,015.

Nine months ending October 31, 2014 and period from inception (May 23, 2013) to October 31, 2013::

For the nine months ended October 31, 2014, we had $nil revenue, incurred $375 in depreciation, $1,314 in general and administrative expenses and $13,419 in professional fees, resulting in an operating and net loss of $15,108.

For the period from inception (May 23, 2013) to October 31, 2013, we had $nil revenue, incurred $782 in general and administrative expenses and $1,000 in professional fees, resulting in an operating and net loss of $1,782.

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

As at October 31, 2014, our cash balance was $16,073 and we had current liabilities $3,715.

We had no material commitments for capital expenditures as of October 31, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of October 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	October 31,	January 31,
	2014	2014

Current Assets	$16,168	$10,153
Current Liabilities	$3,715	$767
Working Capital	$12,453	$9,386

Cash Flows

	For The Nine Months Ended October 31,	Inception (May 23, 2013) to October 31,
	2014	2013

Cash Flows used in Operating Activities	$(11,335)	$(1,015)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$17,800	$20,000
Net Decrease in Cash During Period	$16,073	$18,985

As at October 31, 2014, our company's cash balance was $16,073 compared to $9,608 as at January 31, 2014 and our total current assets were $16,168 compared with $10,153 as at January 31, 2014. The increase in cash and total assets was primarily due to cash received from common share issuance.

As at October 31, 2014, our company had total liabilities of $3,715 compared with total liabilities of $767 as at January 31, 2014.

As at October 31, 2014, our company had working capital of $12,453 compared with working capital of $9,386 as at January 31, 2014. The increase in working capital was primarily due to cash received from common share issuance.

Cash Flow from Operating Activities

During the nine months ended October 31, 2014 and, our company used $11,335 and $1,015 in cash from operating activities, respectively.  The increase cash used from operating activities was attributed to professional fees related to its recent prospectus offering.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended October 31, 2014 and 2013.

Cash Flow from Financing Activities

During the nine months ended October 31, 2014 and 2013, the Company received $17,800 and $20,000 from common share issuance, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended October 31, 2014.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act
32.2	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintec Corp.
Dated: December 16, 2014	By: /s/ Walter Lee
Name: Walter Lee President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)