Form 10-Q/A
period 2014-10-31
QUINTEC CORP
filed 2015-01-22
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014 as originally filed with the Securities and Exchange Commission on December 16, 2014 is to update the subsequent events note to correct an omission in subsequent subscription agreements received.

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

NOTE 6.                             SUBSEQUENT EVENTS

Subsequent to the date of this report the Company:

•	issued 1,500,000 shares of its common stock to investors at a rate of $0.003 per share for a total amount raised of $4,500. These amounts were recorded as common stock subscribed on the face of the balance sheet as of October 31, 2014.
•	entered into subscription agreements with 5 unaffiliated investors between December 5 and December 8, 2014 at a rate of $0.003 per share for total proceeds of $4,500 which were received in January 2015.

The Company's public offering was closed on December 10, 2014 and no additional funds will be raised.

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

Quintec Corp.
Dated: January 22, 2015	By: /s/ Walter Lee
Name: Walter Lee President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)