Form 10-K
period 2015-01-31
QUINTEC CORP
filed 2015-04-29
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number:  333-195533

QUINTEC CORP.
 (Exact name of registrant as specified in its charter)

Nevada	80-0929366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Vitacura 2670 Piso 15, Las Condes, Chile	7550098
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   +12300206711

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2014, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

28,933,336 as of April 23, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Item 1.     Business.

Business Development

Quintec Corp incorporated in the State of Nevada on May 23, 2013 with a fiscal year ending January 31. We intend to establish kiosks within shopping centres, and other areas with significant consumer traffic, equipped with a 3D printing machine, printing materials, and design files.   We plan on equipping the kiosks in such a manner that customers will be able to choose, or even provide, printing designs which we can complete for them while they wait.  These kiosks will be marketed under the brand name "3D Xpress".

At this time, we have purchased a 3D printing machine are in the process of identifying and securing the optimal location for our initial "3D Xpress" kiosk.  We anticipate the process of identifying locations for kiosks will take approximately one month once we have sufficient capital to secure lease agreements for the location. We expect the upfront cost of securing one location to be approximately $10,000. The process of identifying locations will require only nominal capital as Mr. Lee will initially search out retail locations near our office.  We have not yet fully implemented our business model and to date, have generated no revenues.

Our office is located at Av. Vitacura 2670 Piso 15, Las Condes, 7550098, Chile and our telephone number is +123002206711. Our registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV, 89074-7722. We do not own any property.

Products and Services
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

The idea behind the technology is to allow customers to print toys and gifts at a low price, in a very interactive manner. We will be bringing the "factory" experience to our customers – directly at our stores, allowing customers to choose what they want and customize it. Depending on the size of the item, we believe that the cost of materials and electricity to print each item will not exceed $0.50 to $25 per item.  Additionally, we will need to pay additional expenses associated with our business, such as salaries, rental of the kiosk and the purchase of the printers.
We expect the process to be fairly simple. The customer will be able to choose a pre-tested design model from an interactive touch screen kiosk which will we provide on an Ipad, customize the design to their personal preference by adding colors or even a message, and have it 3D printed. We plan to initially purchase the design models of the products which we will be producing on our 3D printers from online retailers such as the3dstudio.com.  We also plan on producing our own proprietary models using applications and tools such as those provided by companies such as Tinkercad and Autodesk 123D within the second quarter of  from the time we have operating kiosks.  The cost of the models will be minimal as there are many choices of software which allow for free modeling of a set number of pieces, or unlimited modeling with various premium options for a one-time fee of $30 to $60 dollars.  Additionally, we will allow clients to design their own products and bring the files to our kiosk; where we will be able to print the product for them.  The time to print each product will be heavily dependent upon the size and complexity of the product, but we estimate waiting times from five minutes to over two hours for the most complex designs and we will be able to offer this service as soon as we set up operating kiosks.  We will provide same day service for simple items and delayed pickup for more complex orders.  We anticipate that products which will need to be printed overnight will be printed away from our kiosk, via additional printing machines we plan to acquire.
Industry and Market
The term "3D printing" is defined by the ATSM T42 committee as the fabrication of objects through the deposition of a material using a print head, nozzle, or other printer technology. However, the term is often used synonymously with additive manufacturing ("AM"). In particular it is associated with machines that are lower in relative price, and/or overall functional capability.
3D printers allow for the physical modelling of a design using a special class of machine technology. These systems take data created from CAD files, CT and MRI scan data, or 3D digitized data to quickly produce models, using an additive approach. Traditionally, 3D printing has been used by organizations to accelerate product development. Many companies use 3D printing models to test form, fit and function to help improve the time to market.
A wide variety of end users and organizations use 3D printers.  Current markets and applications include: prototyping, tooling, metal casting, architecture, medical, dental, and direct part production.  Among the medical applications, prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations and for modelling of prostheses.

Personal 3D printers
Personal 3D printers are AM machines that sell for less than $5,000. This market has been expanding in recent years, with an influx of new users and media attention. We believe there are more than 100 companies and teams developing personal 3D printers.
Print quality and machine reliability have increased considerably over the past couple years, and many new printers are now on the market.  We believe that except for basic improvements, little actual innovation is occurring. Most printers copy the RepRap (discussed below) reference design and improve upon it.

RepRap project

RepRap is an open-source project founded by Adrian Bowyer at the University of Bath. The project has about 25 core contributors and a vibrant community of people working to build machines. In total, there are an estimated 300 RepRap designs available. Several startups have simply put old RepRap machines in new boxes and branded them as their own. This is a potential threat to the RepRap project as these manufacturers focus on differentiating their machines from the competition and don't actively contribute to the open-source project. These manufacturers often use the open-source moniker as a marketing slogan to sell their machines. The cost of RepRap machines has fallen steadily. Kits are now available for $330-$800 and documentation has improved. Popular designs include the Prusa, Mendel, and Huxley.

Competition
3D printing is a new industry and the market is very turbulent with an influx of competitors entering the market. The relationships between competitors, customers and suppliers are continuously being redefined, which creates the need for competitive forces to be regularly reassessed.
AM companies entering the personal 3D printing marketplace pose the greatest competition to us. These companies hold key patents that could have the most disruptive effects on the 3D printing industry. Barriers to entry into this 'home' market are high for these companies as they are typically concerned with selling commercial machines which hold no significant brand equity within the community driven 'home market.'
Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:
•	introduce customers to our product
•	select favourable locations for our kiosks
•	develop a comprehensive marketing system; and
•	increase our financial resources.
However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

Item 1A. Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

We do not own interests in any real property.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

At the date of this report, there is currently no market for the company's shares. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board, but there can be no assurance that we will be able to secure one.

As at January 31, 2015, the Company had 29 active shareholders of record and 28,933,336 common shares issued and outstanding.

Dividend Policy

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  Prospective investors must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue unregistered equity securities during the fiscal year ended January 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Corporate Overview

Quintec Corp incorporated in the State of Nevada on May 23, 2013 with a fiscal year ending January 31. We intend to establish kiosks within shopping centres, and other areas with significant consumer traffic, equipped with a 3D printing machine, printing materials, and design files.   We plan on equipping the kiosks in such a manner that customers will be able to choose, or even provide, printing designs which we can complete for them while they wait.  These kiosks will be marketed under the brand name "3D Xpress".

At this time, we have purchased a 3D printing machine are in the process of identifying and securing the optimal location for our initial "3D Xpress" kiosk.  We anticipate the process of identifying locations for kiosks will take approximately one month once we have sufficient capital to secure lease agreements for the location. We expect the upfront cost of securing one location to be approximately $10,000. The process of identifying locations will require only nominal capital as Mr. Lee will initially search out retail locations near our office.  We have not yet implemented our business model and to date, have generated no revenues.

Our office is located at Av. Vitacura 2670 Piso 15, Las Condes, 7550098, Chile and our telephone number is +123002206711. Our registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV, 89074-7722. We do not own any property.

We have commenced only minimal business operations and have not generated any revenues.  Our auditors issued a "substantial doubt" going concern opinion. Our only assets are our cash at January 31, 2015, consisting of approximately $14,379 in cash generated from the issuance of shares of Company common stock.

In our initial public offering, we registered for sale a total of 30,000,000 shares of our common stock on a self-underwritten, "best efforts" basis. As of the date of this report, the Company has issued 8,933,336 shares of its common stock to investors at a rate of $0.003 per share for a total amount raised of $26,800. The Company's public offering has been closed and no additional funds will be raised.

Results of Operations

The period ended January 31, 2014 was comprised of 253 days as compared to an entire year for January 31, 2015.

We have generated no revenues since March 13, 2013 (inception) and have an accumulated deficit of $35,966 through January 31, 2015, which were comprised of professional fees of 24,769 and general and administrative costs of $11,197.

The following table provides selected financial data about our company for the year ended January 31, 2015 and 2014.

Balance Sheet Date	January 31, 2015	January 31, 2014
Cash	$14,379	$9,608
Total Assets	$15,205	$11,479
Total Liabilities	$4,371	$767
Stockholders' Equity	$10,834	$10,712

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year	Inception
	Ended	(May 23, 2013) to
	January 31,	January 31,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	1,909	9,288
Professional fees	24,769	-
Total Expenses	26,678	9,288
Loss before income taxes	(26,678)	(9,288)
Income tax provision	-	-
NET LOSS	$(26,678)	$(9,288)

Revenue

We have generated no revenues since May 23, 2013 (inception).

Expenses

We have a net loss of $26,678 during the year ended January 31, 2015 and a net loss of $9,288 during the period from May 23, 2013 (inception) to January 31, 2014.

Operating expenses for the year ended January 31, 2015 increased by $17,390 from $9,288 for the period during May 23, 2013 (inception) to January 31, 2014.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2014 as compared to 253 days for the period from inception to January 31, 2014. Our professional fees of $24,769 were primarily due to legal and accounting fees related to our recent S-1 registration statement and other regulatory costs.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any our business development over the next 12 months.

Working Capital
	As At January 31,		(Decrease)/
	2015	2014	Increase
Current Assets	$14,379	$10,153	$4,226
Current Liabilities	4,371	767	3,604
Working Capital	$10,008	$9,386	$622

Cash Flows
		March 23, 2013
	Year Ended	(inception) through
	January 31, 2015	January 31, 2014

Net cash used in operating activities	$(22,029)	$(8,975)
Net cash used in investing activities	-	(1,417)
Net cash provided by financing activities	26,800	20,000
Net increase in cash and cash equivalents	$4,771	$9,608

Cash Flow from Operating Activities

During the year ended January 31, 2015, our company used $22,029 in cash from operating activities compared to the use of $8,975 of cash for operating activities during the period ended January 31, 2014. The increase in cash used for operating activities was primarily attributed to professional fees related to our recent S-1 offering and other regulatory requirements.

Cash Flow from Investing Activities

From inception through to January 31, 2015, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended January 31, 2015, our company received $26,800 cash from the issuance of common shares to unaffiliated investors, compared to $20,000 cash received from the Company's officer and director for purchase of common shares.

We had no material commitments for capital expenditures as at January 31, 2015 and 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at January 31, 2015 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering. On August 12, 2014, the Company's Registration Statement on Form S-1 was declared effective, which the Company sought to raise $80,000 under the Offering.  The Company's public offering was closed on December 10, 2014. The Company sold 8,933,336 at $0.003 per share for $26,800 cash.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.Financial Statements and Supplementary Data.

QUINTEC CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Quintec Corp.

We have audited the accompanying balance sheets of Quintec Corp. (the Company) as of January 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Quintec Corp. as of January 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $35,966 as of January 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 29, 2015

QUINTEC CORP.
Balance Sheets

	January 31,	January 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,379	$9,608
Prepaid expenses	-	545
Total current assets	14,379	10,153

PROPERTY AND EQUIPMENT
Property and equipment, net of $591 and $91 depreciation, respectively	826	1,326
TOTAL ASSETS	$15,205	$11,479

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$3,604	$-
Due to related parties	767	767
Total current liabilities	4,371	767

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 150,000,000 shares authorized, 28,933,336 and 20,000,000 shares issued and outstanding, respectively	28,933	20,000
Additional paid-in capital	17,867	-
Accumulated deficit	(35,966)	(9,288)
TOTAL STOCKHOLDERS' EQUITY	10,834	10,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,205	$11,479

The accompanying notes are an integral part of these audited financial statements.

QUINTEC CORP.
Statements of Operations

	Year	Inception
	Ended	(May 23, 2013) to
	January 31,	January 31,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	1,909	9,288
Professional fees	24,769	-
Total Expenses	26,678	9,288
Loss before income taxes	(26,678)	(9,288)
Income tax provision	-	-
NET LOSS	$(26,678)	$(9,288)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	22,558,813	20,000,000

The accompanying notes are an integral part of these audited financial statements.

QUINTEC CORP.
Statement of Stockholders' Equity

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Inception, May 23, 2013	-	$-	$-	$-	$-
Common stock issued for cash	20,000,000	20,000	-	-	20,000
Net loss	-	-	-	(9,288)	(9,288)
Balance, January 31, 2014	20,000,000	20,000	-	(9,288)	10,712
Common stock issued for cash	8,933,336	8,933	17,867	-	26,800
Net loss	-	-	-	(26,678)	(26,678)
Balance, January 31, 2015	28,933,336	$28,933	$17,867	$(35,966)	$10,834

The accompanying notes are an integral part of these audited financial statements.

QUINTEC CORP.
Statements of Cash Flows

	Year	Inception
	Ended	(May 23, 2013) to
	January 31,	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,678)	$(9,288)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	91
Changes in operating assets and liabilities:
Prepaid expenses	545	(545)
Accounts payable and accrued liabilities	3,604	-
Due to related parties	-	767
Cash used in operating activities	(22,029)	(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,417)
Cash used in investing activities	-	(1,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock for cash	26,800	20,000
Cash provided by financing activities	26,800	20,000

Net change in cash	4,771	9,608

CASH, BEGINNING OF PERIOD	9,608	-

CASH, END OF PERIOD	$14,379	$9,608

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

QUINTEC CORP.
Notes to the Financial Statements
January 31, 2015 and 2014

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

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred operating losses amounting to an Accumulated Deficit of $35,966 as of January 31, 2015 and require additional funds to maintain our operations.  Management's plans in this regard are to raise equity financing as required.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As at January 31, 2015 and 2014, cash and cash equivalents consist of only cash.

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

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the period from inception on May 23, 2013 through January 31, 2015.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options since inception on May 23, 2013 through January 31, 2015.

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

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, "Earnings per Share".  Diluted loss per share for period ended January 31, 2015 and January 31, 2014 was equivalent to basic loss per share as there were no potential dilutive equity instruments.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended January 31, 2015.

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements except ASU 2014-10 will not have a material effect on the Company's financial statements.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as at January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014

Equipment	$1,417	$1,417
Accumulated depreciation	(591)	(91)
Net property and equipment	$826	$1,326

During the period ended January 31, 2015 and 2014, the Company incurred depreciation expense of $591 and $91, respectively.

NOTE 4. DUE TO RELATED PARTY

As at January 31, 2015 and 2014, the Company owed its president and director $767 for incorporation fees he paid its behalf. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. As at January 31, 2015 and 2014, the above noted $767 has been included in due to related parties.

NOTE 5. STOCKHOLDERS' EQUITY

During the period ended January 31, 2015, the Company issued 8,933,336 shares of common stock for cash proceeds of $26,800.

During the period ended January 31 2014, the Company issued 20,000,000 shares of common stock at $0.001 per share for total consideration amount of $20,000 to our sole officer and director.

NOTE 6. INCOME TAXES

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	Year	Inception
	Ended	(May 23, 2013) to
	January 31,	January 31,
	2015	2014
Tax benefit at statutory rates	$9,071	$3,158
Change in valuation allowance	(9,071)	(3,158)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	January 31,	January 31,
	2015	2014
Deferred tax asset:
Net operating loss carry forwards	$12,229	$3,158
Valuation allowance	(12,229)	(3,158)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $35,966 as of January 31, 2015 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2015 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Walter Lee	President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)	May 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Walter Lee

Mr. Lee is currently employed as a legal analyst at Group Meyer's and began his employment after receiving his Bachelor of Laws and Political Science in 2012.  From 2010 to 2011 he was employed as a sales representative with Impo-Expo Arias and 72 Boutique Real Estate.  From 2009 to 2010 he was the head of insurance at the insurance section of Body Panama Fire where he oversaw the company's insurance operations.  From 2005 to 2008 he was the administrative head of the maintenance section of the Fire Department of Panama where he was responsible for the day to day administration of the department.

Along with Mr. Lee's law degree he also holds an undergraduate degree in marketing and sales as well as certifications in English and as a sales and marketing technician.

Mr. Lee was appointed to our board of directors due to his legal training and sales and marketing experience.

Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of only one member, Walter Lee. The Board held no formal meetings during the year ended January 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at January 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter Lee (1) President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Lee has held the positions of President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer) since inception.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended January 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended January 31, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended January 31, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 10, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter Lee	20,000,000 common shares Direct ownership	69.12%
Directors and Executive Officers as a Group(1)(1 individual )	20,000,000 common shares	69.12%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 10, 2015. As of April 10, 2015, there were 28,933,336 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

Our sole officer and director Walter Lee purchased 20,000,000 shares at $.001 per share for $20,000 cash on May 23, 2013.

Shareholder loan

As at January 31, 2015, the Company owned $767 to Walter Lee for a non-interest bearing demand loan.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2015	For the Period from Inception March 23, 2013 to January 31, 2014
Audit Fees (1)	$4,500	$4,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$4,500	$4,000

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

QUINTEC CORP.
(Registrant)

Dated: April 29, 2015	/s/ Walter Lee
Walter Lee
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 29, 2015	/s/ Walter Lee
Walter Lee
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)