Form 10-Q
period 2015-04-30
QUINTEC CORP
filed 2015-06-15
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________
Commission File No.:  333-195543

QUINTEC CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0929366
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

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
As of June 12, 2015, there 28,933,336 shares of the issuer's common stock, par value $0.001, outstanding.

QUINTEC CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes filed with the SEC on April 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2016.

QUINTEC CORP.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

April 30, 2015

QUINTEC CORP.
Condensed Balance Sheets

	April 30,	January 31,
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$44	$14,379
Total current assets	44	14,379

Property and equipment, net of $716 and $591 depreciation, respectively	701	826
TOTAL ASSETS	$745	$15,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$504	$3,604
Due to related parties	767	767
Total current liabilities	1,271	4,371

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 150,000,000 shares authorized, 28,933,336 and 28,933,336 shares issued and outstanding, respectively	28,933	28,933
Additional paid-in capital	17,867	17,867
Accumulated deficit	(47,326)	(35,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(526)	10,834

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$745	$15,205

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	April 30,	April 30,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	375	275
Professional fees	10,985	1,600
Total Expenses	11,360	1,875
Loss before income taxes	(11,360)	(1,875)
Income tax provision	-	-
NET LOSS	$(11,360)	$(1,875)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	28,933,336	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	April 30,	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,360)	$(1,875)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	125	125
Changes in operating assets and liabilities:
Prepaid expenses	-	150
Accounts payable and accrued liabilities	(3,100)	-
Cash used in operating activities	(14,335)	(1,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities	-	-

Net change in cash	(14,335)	(1,600)

CASH, BEGINNING OF PERIOD	14,379	9,608

CASH, END OF PERIOD	$44	$8,008

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Notes to the Condensed Financial Statements
(Unaudited)

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2015 audited financial statements. The results of operations for the periods ended April 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As at April 30, 2015 and 2014, cash and cash equivalents consist of only cash.

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

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the period from inception on May 23, 2013 through April 30, 2015.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options since inception on May 23, 2013 through April 30, 2015.

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

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, "Earnings per Share".  Diluted loss per share for period ended April 30, 2015 and 2014 was equivalent to basic loss per share as there were no potential dilutive equity instruments.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:
Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as at April 30, 2015 and January 31, 2015

	April 30, 2015	January 31, 2015

Equipment	$1,417	$1,417
Accumulated depreciation	(716)	(591)
Net property and equipment	$701	$826

During the period ended April 30, 2015 and 2014, the Company incurred depreciation expense of $125 and $125, respectively.

NOTE 4. DUE TO RELATED PARTY

As at April 30, 2015 and January 31, 2015, the Company owed its president and director $767 for incorporation fees he paid its behalf and this $767 has been included in due to related parties. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

NOTE 5. STOCKHOLDERS' EQUITY

During the period ended April 30, 2015, the Company did not issue any common stock.

During the year ended January 31, 2015, the Company issued 8,933,336 shares of common stock for cash proceeds of $26,800.

As at April 30, 2015 and January 31, 2015, the Company had 28,933,336 shares issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

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

Results of Operation

The following table provides selected financial data about our company for the period ended April 30, 2015 and the year ended January 31, 2015.

Balance Sheet Date	April 30, 2015	January 31, 2015
Cash	$44	$14,379
Property and Equipment	701	826
Total Assets	745	15,205
Total Liabilities	1,271	4,371
Stockholders' Equity (Deficit)	$(526)	$10,834

Our decrease in cash was primarily due to cash used in operating expenses.

The following summary of our results of operations, for the three months ended April 30, 2015 should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	April 30,	April 30,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	375	275
Professional fees	10,985	1,600
Total Expenses	11,360	1,875
Loss before income taxes	(11,360)	(1,875)
Income tax provision	-	-
NET LOSS	$(11,360)	$(1,875)

Three months ending April 30, 2015 and 2014

For the three months ended April 30, 2015, we had $nil revenue, incurred $375 in general and administrative expenses and $10,985 in professional fees, resulting in an operating and net loss of $11,360. The increase of professional fees was primarily related to ongoing regulatory requirement.

For the three months ended April 30, 2014, we had $nil revenue, incurred $275 in general and administrative expenses and $1,600 in professional fees, resulting in an operating and net loss of $1,875.

The majority of our expenses were primarily related to ongoing regulatory costs.

Liquidity and Capital Resources

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to past registration statement and ongoing regulatory expenses.

We anticipate we will need $35,000 to fund the next 12 months of our operations. Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

As at April 30, 2015, our cash balance was $44 and we had current liabilities $1,271.

We had no material commitments for capital expenditures as of April 30, 2105.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	April 30,	January 31,
	2015	2015

Current Assets	$44	$14,379
Current Liabilities	$1,271	$4,371
Working Capital (Deficiency)	$(1,227)	$10,008

Cash Flows

	For The Three Months Ended	For The Three Months Ended
	April 30, 2015	April 30, 2014

Cash Flows used in Operating Activities	$(14,335)	$(1,600)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During Period	$(14,335)	$(1,600)

As at April 30, 2015, our company's cash balance was $44 compared to $14,379 as at January 31, 2015 and our total current assets were $44 compared with $14,379 as at January 31, 2015. The decrease in cash and total assets was primarily due to the costs associated with ongoing regulatory requirements.

As at April 30, 2015, our company had total liabilities of $1,271 compared with total liabilities of $4,371 as at January 31, 2015.

As at April 30, 2015, our company had working capital deficiency of $1,227 compared with working capital of $9,386 as at January 31, 2015. The decrease in working capital was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the three months ended April 30, 2015 and 2014, our company used $14,335 and $1,600 in cash from operating activities, respectively.  The increase cash used from operating activities was attributed to professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended April 30, 2015 and 2014.

Cash Flow from Financing Activities

During the three months ended April 30, 2015 and 2014, the Company received $0 from financing activities.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others and loans from our officer and director.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

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

Item 4(T).   Controls and Procedures.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due our limited number of officers and members of the Board of Directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended April 30, 2015.

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

Quintec Corp.
Dated: June 15, 2015	By: /s/ Walter Lee
Name: Walter Lee President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)