Form 10-Q
period 2015-07-31
QUINTEC CORP
filed 2015-09-14
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
As of September 11, 2015, there 28,933,336 shares of the issuer's common stock, par value $0.001, outstanding.

QUINTEC CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

QUINTEC CORP.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

July 31, 2015

QUINTEC CORP.
Condensed Balance Sheets

	July 31,	January 31,
	2015	2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$294	$14,379
Total current assets	294	14,379

Property and equipment, net of $841 and $591 of accumulated depreciation, respectively	576	826
TOTAL ASSETS	$870	$15,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$4,878	$3,604
Due to related parties	2,167	767
Total current liabilities	7,045	4,371

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 150,000,000 shares authorized, 28,933,336 and 28,933,336 shares issued and outstanding, respectively	28,933	28,933
Additional paid-in capital	17,867	17,867
Accumulated deficit	(52,975)	(35,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,175)	10,834

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$870	$15,205

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	125	125	500	654
Professional fees	5,524	4,475	16,509	6,075
Total Expenses	5,649	4,600	17,009	6,729
Loss before income taxes	(5,649)	(4,600)	(17,009)	(6,729)
Income tax provision	-	-	-	-
NET LOSS	$(5,649)	$(4,600)	$(17,009)	$(6,729)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	28,933,336	20,000,000	28,933,336	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31,	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,009)	$(6,729)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	250	250
Expense paid on behalf of the Company by a related party	1,400	-
Changes in operating assets and liabilities:
Prepaid expenses	-	300
Accounts payable and accrued liabilities	1,274	1,479
Cash used in operating activities	(14,085)	(4,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities	-	-

Net change in cash	(14,085)	(4,700)

CASH, BEGINNING OF PERIOD	14,379	9,608

CASH, END OF PERIOD	$294	$4,908

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2015 audited financial statements. The results of operations for the periods ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As at July 31, 2015 and 2014, cash and cash equivalents consist of only cash.

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

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the periods ended July 31, 2015 and 2014.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the periods ended July 31, 2015 and 2014.

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

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, "Earnings per Share".  Diluted loss per share for periods ended July 31, 2015 and 2014 was equivalent to basic loss per share as there were no potential dilutive equity instruments.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as at July 31, 2015 and January 31, 2015

	July 31, 2015	January 31, 2015

Equipment	$1,417	$1,417
Accumulated depreciation	(841)	(591)
Net property and equipment	$576	$826

During the period ended July 31, 2015 and 2014, the Company incurred depreciation expense of $250 and $250, respectively.

NOTE 4. DUE TO RELATED PARTY

As at July 31, 2015 and January 31, 2015, the Company owed its president and director $2,167 and $767, respectively, for expenses he paid on behalf of the Company. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

NOTE 5. STOCKHOLDERS' EQUITY

During the period ended July 31, 2015, the Company did not issue any common stock.

During the year ended January 31, 2015, the Company issued 8,933,336 shares of common stock for cash proceeds of $26,800.

As at July 31, 2015 and January 31, 2015, the Company had 28,933,336 shares issued and outstanding.

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

Results of Operation

The following table provides selected financial data about our company for the period ended July 31, 2015 and the year ended January 31, 2015.

Balance Sheet Date	July 31, 2015	January 31, 2015
Cash	$294	$14,379
Property and Equipment	576	826
Total Assets	870	15,205
Total Liabilities	7,045	4,371
Stockholders' Equity (Deficit)	$(6,175)	$10,834

Our decrease in cash was primarily due to cash used in operating expenses.

The following summary of our results of operations, for the period ended July 31, 2015 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending July 31, 2015 and 2014

	Three Months Ended
	July 31,	July 31,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	125	125
Professional fees	5,524	4,475
Total Expenses	5,649	4,600
Loss before income taxes	(5,649)	(4,600)
Income tax provision	-	-
NET LOSS	$(5,649)	$(4,600)

For the three months ended July 31, 2015, we had $nil revenue, incurred $125 in general and administrative expenses and $5,524 in professional fees, resulting in an operating and net loss of $5,649. The increase of professional fees was primarily related to ongoing regulatory requirement.

For the three months ended July 31, 2014, we had $nil revenue, incurred $125 in general and administrative expenses and $4,475 in professional fees, resulting in an operating and net loss of $4,600.

The majority of our expenses were primarily related to ongoing regulatory costs.

Six months ending July 31, 2015 and 2014

	Six Months Ended
	July 31,	July 31,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	500	654
Professional fees	16,509	6,075
Total Expenses	17,009	6,729
Loss before income taxes	(17,009)	(6,729)
Income tax provision	-	-
NET LOSS	$(17,009)	$(6,729)

For the six months ended July 31, 2015, we had $nil revenue, incurred $500 in general and administrative expenses and $16,509 in professional fees, resulting in an operating and net loss of $17,009. The increase of professional fees was primarily related to ongoing regulatory requirement.

For the six months ended July 31, 2014, we had $nil revenue, incurred $654 in general and administrative expenses and $6,075 in professional fees, resulting in an operating and net loss of $6,729.

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

As at July 31, 2015, our cash balance was $294 and we had current liabilities $7,045.

We had no material commitments for capital expenditures as of July 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of July 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	July 31,	January 31,
	2015	2015

Current Assets	$294	$14,379
Current Liabilities	$7,045	$4,371
Working Capital (Deficiency)	$(6,751)	$10,008

Cash Flows

	For The Six Months Ended	For The Six Months Ended
	July 31, 2015	July 31, 2014

Cash Flows used in Operating Activities	$(14,085)	$(4,700)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During Period	$(14,085)	$(4,700)

As at July 31, 2015, our company's cash balance was $294 compared to $14,379 as at January 31, 2015 and our total current assets were $294 compared with $14,379 as at January 31, 2015. The decrease in cash and total assets was primarily due to the costs associated with ongoing regulatory requirements.

As at July 31, 2015, our company had total liabilities of $7,045 compared with total liabilities of $4,371 as at January 31, 2015.

As at July 31, 2015, our company had working capital deficiency of $6,751 compared with working capital of $10,008 as at January 31, 2015. The decrease in working capital was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the six months ended July 31, 2015 and 2014, our company used $14,085 and $4,700 in cash from operating activities, respectively.  The increase cash used from operating activities was attributed to professional fees related to ongoing regulatory requirements and cash paid on behalf of the Company by a related party.”

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended July 31, 2015 and 2014.

Cash Flow from Financing Activities

The company did not use any funds for financing activities in the six months ended July 31, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2015.

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

Quintec Corp.
Dated: September 11, 2015	By: /s/ Walter Lee
Name: Walter Lee President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)