Form 10-Q
period 2015-10-31
QUINTEC CORP
filed 2015-12-16
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No.:  333-195543

QUINTEC CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0929366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Floor, One Harbour Square, 181 Hoi Bun Road,
Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

+852 2697 7733
 (Registrant’s telephone number, including area code)
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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes [X] No [ ]

As of December 11, 2015, there 28,933,336 shares of the issuer's common stock, par value $0.001, outstanding.

QUINTEC CORP.

FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2015

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

QUINTEC CORP.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

OCTOBER 31, 2015

QUINTEC CORP.
Condensed Balance Sheets

	October 31,	January 31,
	2015	2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$294	$14,379
Prepaid expenses	845	-
Total current assets	1,139	14,379

PROPERTY AND EQUIPMENT
Property and equipment, net of $966 and $591 of accumulated depreciation, respectively	451	826
TOTAL ASSETS	$1,590	$15,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$6,268	$3,604
Due to related parties	-	767
Total current liabilities	6,268	4,371

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 150,000,000 shares authorized,
28,933,336 and 28,933,336 shares issued and outstanding, respectively	28,933	28,933
Additional paid-in capital	26,009	17,867
Accumulated deficit	(59,620)	(35,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,678)	10,834

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,590	$15,205

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES
Depreciation expense	125	125	375	375
General and administrative	90	910	340	1,314
Professional fees	6,430	7,344	22,939	13,419
Total Expenses	6,645	8,379	23,654	15,108
Loss before income taxes	(6,645)	(8,379)	(23,654)	(15,108)
Income tax provision	-	-	-	-
NET LOSS	$(6,645)	$(8,379)	$(23,654)	$(15,108)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	28,933,336	22,215,018	28,933,336	20,741,054

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31,	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,654)	$(15,108)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	375	375
Expense on behalf of the Company by a related party	7,375	-
Changes in operating assets and liabilities:
Prepaid expenses	(845)	450
Accounts payable and accrued liabilities	2,664	2,948
Cash used in operating activities	(14,085)	(11,335)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	17,800
Cash provided by financing activities	-	17,800

NET CHANGE IN CASH	(14,085)	6,465

CASH BEGINNING OF PERIOD	14,379	9,608

CASH END OF PERIOD	$294	$16,073

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions
Related party debt forgiven to contributed capital	$8,142	$-

The accompanying notes are an integral part of these condensed financial statements.

QUINTEC CORP.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 1. INCORPORATION AND CONTINUANCE OF OPERATIONS

QUINTEC CORP. ("we", "us", "our" or the "Company") was formed on May 23, 2013, in Nevada.  We are currently in a development process of launching an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers. We have not commenced our planned principal operations.  The Company's fiscal year end is January 31.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2015 audited financial statements. The results of operations for the periods ended October 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As October 31, 2015 and 2014, cash and cash equivalents consist of only cash.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  No impairment loss was recognized during the periods ended October 31, 2015 and 2014.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the periods ended October 31, 2015 and 2014.

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

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, “Earnings per Share”.  Diluted loss per share for periods ended October 31, 2015 and 2014 was equivalent to basic loss per share as there were no potential dilutive equity instruments.

New Accounting Pronouncements

 The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Equipment	3Years

Property and equipment consisted of the following as at October 31, 2015 and January 31, 2015
	October 31, 2015	January 31, 2015
Equipment	$1,417	$1,417
Accumulated depreciation	(966)	(591)
Net property and equipment	$451	$826

During the period ended October 31, 2015 and 2014, the Company incurred depreciation expense of $375 and $375, respectively.

NOTE 4. DUE TO RELATED PARTY

As at October 31, 2015, and January 31, 2015, the Company owed its president and director $0 and $767, respectively, for expenses he paid on behalf of the Company. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

During the three months ended October 31, 2015, an amount of $8,142 from a related party was forgiven and recorded to additional paid in capital.

NOTE 5. STOCKHOLDERS’ EQUITY

During the period ended October 31, 2015, the Company did not issue any common stock.

During the year ended January 31, 2015, the Company issued 8,933,336 shares of common stock for cash proceeds of $26,800.

As at October 31, 2015 and January 31, 2015, the Company had 28,933,336 shares issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Quintec” the “Company,” “we,” “our” or “us” refer to Quintec Corp. unless the context otherwise indicates.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report, Form 10, as filed on April 29, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Quintec” “we,” “us,” or “our” are to Quintec Corp.

Plan of Operation

Our past operations centered on developing a way to make toy and trinket shopping more interactive and more fun.

We have changed our business plan and the Company is currently in a development process of launching an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers. We would be an O2O platform with the general flow of B2B2C operation. We plan to identify and supply best-selling and quality products from popular travel destinations through our website.

We will integrate the tourism shopping procedure in our website and mobile applications by engaging stores, travelling agencies, manufacturers and distributors of best-selling items. Merchandise would be secured through exclusive distributorship or with joint ventures with suppliers.

As we gain technological and unique market presence, we plan to build a product portfolio for household supplies and healthcare products. We will also explore opportunities as an online discount retailer (outlet) for international branded products targeting middle class shoppers in China.

We do not yet have any operations and the development of our business is speculative.  We will require additional financing, either through a stock offering, or standard or convertible debt.  Until and unless we are able to secure adequate financing, our business development will be curtailed.

Results of Operation

The following table provides selected financial data about our company for the period ended October 31, 2015 and the year ended January 31, 2015.

Balance Sheet Date	October 31, 2015	January 31, 2015
Cash	$294	$14,379
Prepaid expenses	845	-
Property and Equipment	451	826
Total Assets	1,590	15,205
Total Liabilities	6,268	4,371
Stockholders’ Equity (Deficit)	$(4,678)	$10,834

Our decrease in cash and total assets, was primarily due to cash used in operating expenses for the nine months ended October 31, 2015.

The following summary of our results of operations, for the period ended October 31, 2015 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending October 31, 2015 and 2014

	Three Months Ended
	October 31,	October 31,
	2015	2014
REVENUES	$-	$-

EXPENSES
Depreciation	125	125
General and administrative	90	910
Professional fees	6,430	7,344
Total Expenses	6,645	8,379
Loss before income taxes	(6,645)	(8,379)
Income tax provision	-	-
NET LOSS	$(6,645)	$(8,379)

For the three months ended October 31, 2015, we had no revenue, incurred $125 in depreciation expenses, $90 in general and administrative expenses,  and $6,430 in professional fees, resulting in an operating and net loss of $6,645.

For the three months ended October 31, 2014, we had no revenue, incurred $125 in depreciation expenses, $910 in general and administrative expenses and $7,344 in professional fees, resulting in an operating and net loss of $8,379.

The majority of our expenses were primarily related professional fees, for ongoing regulatory costs.

Nine months ending October 31, 2015 and 2014

	Nine Months Ended
	October 31,	October 31,
	2015	2014
REVENUES	$-	$-

EXPENSES
Depreciation	375	375
General and administrative	340	1,314
Professional fees	22,939	13,419
Total Expenses	23,654	15,108
Loss before income taxes	(23,654)	(15,108)
Income tax provision	-	-
NET LOSS	$(23,654)	$(15,108)

For the nine months ended October 31, 2015, we had no revenue, incurred $375 in depreciation expenses, $340 in general and administrative expenses and $22,939 in professional fees, resulting in an operating and net loss of $23,654. The increase of professional fees was primarily related to ongoing regulatory requirements.

For the nine months ended October 31, 2014, we had no revenue, incurred $375 in depreciation expenses, $1,314 in general and administrative expenses and $13,419 in professional fees, resulting in an operating and net loss of $15,108.

The majority of our expenses were primarily related to professional fees, for ongoing regulatory costs.

Liquidity and Capital Resources

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to past registration statement and ongoing regulatory expenses.

We anticipate we will need $100,000 to fund the next 12 months of our operations. Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

As at October 31, 2015, our cash balance was $294 and we had current liabilities $6,268.

We had no material commitments for capital expenditures as of October 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of October 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	October 31,	January 31,
	2015	2015
Current Assets	$1,139	$14,379
Current Liabilities	$6,268	$4,371
Working Capital (Deficiency)	$(5,129)	$10,008

Cash Flows

	For The Nine Months Ended	For The Nine Months Ended
	October 31, 2015	October, 2014
Cash Flows used in Operating Activities	$(14,085)	$(11,335)
Cash Flows from Financing Activities	$-	$17,800
Net Decrease in Cash During Period	$(14,085)	$6,465

As at October 31, 2015, our company’s cash balance was $294 compared to $14,379 as at January 31, 2015 and our total current assets were $1,139 compared with $14,379 as at January 31, 2015. The decrease in cash and total assets was primarily due to the costs associated with ongoing regulatory requirements.

As at October 31, 2015, our company had total liabilities of $6,268 compared with total liabilities of $4,371 as at January 31, 2015.

As at October 31, 2015, our company had working capital deficiency of $5,129 compared with working capital of $10,008 as at January 31, 2015. The decrease in working capital was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the nine months ended October 31, 2015 and 2014, our company used $14,085 and $11,335 in cash from operating activities, respectively.  The increase cash used from operating activities was attributed to professional fees related to ongoing regulatory requirements and cash paid on behalf of the Company by a related party.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended October 31, 2015 and 2014.

Cash Flow from Financing Activities

During the nine months ended October 31, 2015, and 2014, the Company received $nil and $17,800 from common share issuance, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2015.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintec Corp.
Dated: December 16, 2015	By: /s/ Yong Qiang Yang
Name: Yong Qiang Yang Chief Executive Officer (principal executive officer)