Form 10-KT
period 2015-12-31
LOVE INTERNATIONAL GROUP, INC.
filed 2016-03-24
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended__________

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2015 to December 31, 2015

Commission file number: 333-195543

LOVE INTERNATIONAL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	80-0929366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Floor, One Harbour Square, 181 Hoi Bun Road,
Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: +852 2697 7733

Securities registered pursuant to Section 12(b) of the Act:

None	None
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  289,333,360 as of March 24, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

This Transition Report on Form 10-K (“Transition Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Transition Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this Transition Report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We completed a forward stock split on February 5, 2016, pursuant to which every one share of our common stock were divided into ten shares of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the forward stock split unless specified otherwise.

Item 1. Business.

Overview

Since November 30, 2015, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company" or “we” or “us” or “our”) has shifted its business focus from 3D printing to e-commerce, and concentrating its resources and efforts on development of an e-commerce centric business plan in Asia.

Business Strategy
The Company is currently developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties, and other well known branded products at a competitive pricing. The business model is based on an online to offline (O2O) platform with the general flow of business to business to customer (B2B2C) operation.
The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.
Principal Products and Services
The Company's platform connects customers to unique and premium products from businesses all over the world via the Internet and physical stores in several major cities within Asia Pacific.
The Company plans to identify and supply best-selling and quality products from popular travel destinations through its website and experience stores. The Company anticipates integrating tourism shopping experiences into its website and mobile applications where merchandise will be secured through exclusive distributorships or joint ventures with worldwide suppliers. Customers will make purchases online at select experience stores. Sales will be conducted through designated marketing agents with merchandises delivered straight to the customers' home during travel.
Marketing Plan
The Company's business growth depends largely on a highly engaged customer base, which includes urban, middle to high-income individuals that enjoy travel and purchasing high quality, exclusive, specialty and/or branded products which the Company is committed to providing at affordable prices in order to steadily grow its customer base.
Research and Development
Management plans to build a product portfolio at cost-competitive price points. The Company will also explore opportunities as an online discount retailer (outlet) for international branded products, targeting middle class shoppers in the Asia Pacific market.
In sale channels, other than a traditional shopping website, the Company plans to join venture with major social media and later develop a user friendly mobile phone application. The application will combine browsing, payment, and shipping in a few easy steps to enhance the overall online shopping experience.
Competition
The Company believes that there has been a major trend and shift towards online shopping from shopping at physical stores. In China alone, e-commerce contains over 4% of China’s gross domestic product.  Thousands of companies compete to gain market share in the e-commerce market place. The Company believes by combining discount prices and the uniqueness of the products we offer with our O2O operations, we will become a significant player in the Asian e-commerce market.

Intellectual Property
At the present moment, the Company does not own any intellectual property.
Government Regulation
The industries in which we operate in Asia, including online and mobile commerce and payments, are highly regulated. Transactions to be conducted through our cross-border e-commerce platform may be subject to different customs and import/export rules and regulations. These rules and regulations are complex, and customs and tax authorities in the relevant jurisdictions may challenge our interpretation of applicable customs and import/export rules relating to product shipments under their respective customs and import/export laws and treaties. In addition, we will also face the challenge of complying concurrently with the compliance rules and regulations of multiple jurisdictions, and such rules or regulations could conflict or interact with each other in complex ways.
Corporate History

The Company was incorporated on May 23, 2013 under the laws of the state of Nevada under the name Quintec Corp. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.
The Company was originally formed to develop a way to make toy and trinket shopping more interactive and more fun. Prior to November 2015, when the Company underwent a change in control and a change in management, and the new management adopted a new business plan based on the development of an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers, our primary mission was to develop and install 3D printing kiosks in shopping centers throughout Chile and eventually all of South America, which will allow customers to create 3D printed products on location, while they wait or shop for other items. The idea behind the technology was to allow customers to print toys and gifts at a low price, in a very interactive manner.
On August 13, 2013, we increased the number of authorized shares of common stock, par value $0.001 per share, from 100,000,000 to 150,000,000.
On November 11, 2015, a change in control of the Company occurred, whereby Walter Lee, the-then sole officer and director, sold 15,000,000 of his shares of common stock, representing 51.8% of the voting power of the issued and outstanding capital stock of the Company, in a private transaction to Yong Qiang Yang (8,250,000 shares) and Wei Min Jin (6,750,000 shares), who subsequently became offices and directors of the Company. Mr. Lee sold the remainder of his shares (5,000,000 shares) to other individuals in separate transactions not involving a public sale or distribution. After the sale of stock, Walter Lee had no further ownership of any voting securities of the Company.
On November 30, 2015, the Company accepted the resignation of Walter Lee from his positions as President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors.  The Board of Directors appointed Yong Qiang Yang as President of the Company, and as a member of the Board of Directors, and Wei Min Jin as Chief Financial Officer and Secretary of the Company and a member of the Board of Directors, effective November 30, 2015.
All references above to share and per share data have not been adjusted to give effect of the forward stock split (see below).

On November 30, 2015, the Company's Board of Directors, receiving the majority vote of the Company's shareholders, approved of: (a) changing the name of the Company from Quintec Corp. to Love International Group, Inc. (“Name Change”); (b) increasing the aggregate number of authorized shares of Common Stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share (“Authorized Share Increase”); and (c) a 10-for-1 forward stock split (“Forward Split”; together with the Name Change and Authorized Share Increase, the “Corporate Actions”) of the issued and outstanding shares of Common Stock of the Company.

On January 20, 2016, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31. This Transition Report on Form 10-K covers the eleven month transition period ended December 31, 2015 and reflects our financial results for the eleven month period from February 1, 2015 through December 31, 2015 (the "Transition Period"). Prior to this Transition Report, our two most recent Annual Reports on Form 10-K cover (i) the fiscal year ended January 31, 2015, reflecting financial results for the twelve-month period from February 1, 2014 to January 31, 2015, and (ii) the fiscal year ended January 31, 2014, reflecting financial results for the period from inception on May 23, 2013 to January 31, 2014. Unless otherwise noted, all references to "fiscal years" in this Transition Report refer to the twelve month fiscal years that, prior to the Transition Period ended December 31, 2015, ended on January 31.
On February 4, 2016, the Financial Industry Regulatory Authority approved the Corporate Actions as well as a new trading symbol of LOVV. The new CUSIP number is 54714U107.
On February 5, 2016, the Corporate Actions became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.
On March 7, 2016, the trading symbol changed to LOVV and a new CUSIP number (54714U107) was assigned to the Company’s common stock.
Emerging Growth Company and Smaller Reporting Company Status
Emerging Growth Company
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.
We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
Smaller Reporting Company
We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Transition Report on Form 10-K and other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our historical and financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Risk Related to Our Business and Our Industry
We will need additional capital to develop our e-commerce platform, commence and sustain our operations and will likely need to seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.
A factor limiting our growth, including our ability to enter our proposed markets, attract customers, and deliver our e-commerce platform, is, is our limited capitalization overall and as compared to other companies in the industry.
We will need additional capital to bring our operations to a sustainable level over the next twelve months. We believe that we will require up to an additional $100,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.
We may also seek additional financing to accelerate our growth. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to generate and increase our revenues, develop our products, attain profitable operations, or even may result in our business filing for bankruptcy protection or otherwise ending our operations which could result in a significant or complete loss of your investment.
We have incurred significant losses in prior periods, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2015 was $91,274. We incurred a net loss for the eleven month period ended December 31, 2015 and the fiscal years ended January 31, 2015 and 2014 of $55,308, $26,678 and $9,288, respectively. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.
We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.
We have limited operating history upon which investors may base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in early stage of development.
Any forecasts we make about our operations, including, without limitation, sales and plans for raising capital, may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition. As a result, the value of your investment could be significantly reduced or completely lost.
Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited annual financial statements as of and for the period/ years ended December 31, 2015, January 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Working capital deficiency and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We plan to raise additional funds through equity financing in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing. Also, the presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.
Our management have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or other material weaknesses or other control deficiencies are identified, we may not be able to report our financial results accurately. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.
Our internal control over financial reporting is not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:  (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls;
•	We are committed to establishing the internal audit functions, but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2015; and
•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.
Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.
Our actual operating results may differ significantly from any guidance or estimates we may provide.
From time to time, we may release guidance estimates in our quarterly and annual earnings releases, quarterly and annual earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Although we believe that any such guidance or estimates would provide investors and analysts with a better understanding of management’s expectations for the future and could be useful to our stockholders and potential stockholders, such guidance or estimates would consist of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Guidance and estimates are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance or estimates may not materialize or may vary significantly from actual results. Our actual results may not always be in line with or exceed any guidance or estimates we may provide, especially in times of economic uncertainty. If our financial results for a particular period do not meet our guidance or estimates or the expectations of investors or research analysts, or if we reduce our guidance or estimates for future periods, the market price of our common stock may decline. In light of the foregoing, investors are urged not to unduly rely upon any guidance or estimates in making an investment decision regarding our common stock.
Establishment and maintenance of the trusted status of our e-commerce platform will be critical to our success, and any failure to do so could severely damage our reputation and brand, which would have a material adverse effect on our business, financial condition and results of operations.

Our establishment and maintenance of a strong brand name and reputation for our e-commerce platform in the Asian Pacific market is critical. Any loss of trust in our platform could harm the value of our brand and result in buyers and sellers ceasing to transact business on our marketplaces as well as participants reducing the level of their commercial activity in our e-commerce platform, which could materially reduce our revenue and profitability. Our ability to maintain our position as a trusted platform for online and mobile commerce is based in large part upon:
•	the reliability and security of our platform;
•	the functionality of products and the wide range of services and functions we make available to participants on our platform;
•	the rules governing our marketplaces;
•	the quality and breadth of products and services offered by sellers through our marketplaces;
•	the strength of our consumer protection measures; and
•	our ability to provide reliable and trusted payment and escrow services through our arrangements with online payment services.

We may not be able to establish, maintain and/or improve the network effects of our e-commerce platform, which could negatively affect our business and prospects.

Our ability to maintain a healthy and vibrant e-commerce platform that creates strong network effects between buyers, sellers and other participants is critical to our success. The extent to which we are able to maintain and strengthen these network effects depends on our ability to:
•	offer a secure and open platform for all participants;
•	provide tools and services that meet the evolving needs of buyers and sellers;
•	provide a wide range of high-quality product and service offerings to buyers;
•	provide sellers with a high level of traffic flow with strong commercial intent and effective online marketing services;
•	enhance the attractiveness of our mobile platform;
•	arrange secure and trusted payment settlement and escrow services;
•	coordinate fulfillment and delivery services with third-party logistics and delivery companies;
•	attract and retain third party service providers who are able to provide quality services on commercially reasonable terms to our sellers;
•	maintain the quality of our customer service; and
•	continue adapting to the changing demands of the market.
In addition, changes we may make to enhance and improve our e-commerce platform and balance the needs and interests of the various participants on our ecosystem may be viewed positively from one participant group’s perspective (such as buyers) but may have negative effects from another group’s perspective (such as sellers). If we fail to balance the interests of all participants on our e-commerce platform, buyers, sellers and other participants may stop visiting our marketplaces, conduct fewer transactions or use alternative platforms, any of which could result in a material decrease in our revenue and net income.
User behavior on mobile devices is rapidly evolving, and if we fail to successfully adapt to these changes, our competitiveness and market position may suffer.

Buyers, sellers and other participants are increasingly using mobile devices in China for a wide range of purposes, including for e-commerce. While a significant and growing portion of participants are anticipated to access our e-commerce platform through mobile devices, this area is relatively new and developing rapidly and we may not be able to continue to increase the level of mobile access to and engagement on our marketplace. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. Our ability to successfully expand the use of mobile devices to access our platform is affected by the following factors:

•	our ability to provide a compelling commerce platform and tools in a multi-device environment;
•	the quality of our mobile offerings, or mobile-based payment services;
•	our ability to successfully deploy apps on popular mobile operating systems that we do not control, such as iOS and Android;
•	our ability to adapt to the device standards used by third-party manufacturers and distributors; and
•	the attractiveness of alternative platforms.
If we are unable to attract significant numbers of new mobile buyers and increase levels of mobile engagement, our ability to maintain or grow our business would be materially and adversely affected.
We may not be able to successfully monetize traffic on our mobile platform, which could have a material adverse effect on our business.

We anticipate a large percentage of our users will access our marketplace through mobile devices. Our ability to monetize our mobile user traffic will be critical to our business and our growth. We face a number of challenges to successfully monetizing our mobile user traffic, including:
•	providing marketing services in a compelling and effective manner on mobile devices;
•	developing alternative sources of revenue generated from mobile access to our marketplaces;
•	offering a comprehensive user experience on our mobile apps; and
•	ensuring that the mobile services we provide are secure and trusted.
If as we experience increased use of mobile devices for mobile commerce we are unable to monetize that increased use, our business may not grow or could decline, and our revenues and net income would be materially reduced. Going forward we believe our financial results will become increasingly dependent on our ability to monetize the use of mobile devices to access our marketplaces. We expect this trend will have a greater effect on our business to the extent that shopping on mobile devices displaces transactions that could have occurred on personal computers.
Our operating philosophy and interest in developing our own brand of goods to market on our e-commerce platform may negatively influence our short-term financial performance.

Consistent with our operating philosophy and focus on the long-term interests of our e-commerce platform participants as well as our building a product portfolio under the brand “Love” for household supplies and health-care products to market on our e-commerce platform, we may take actions that fail to generate short-term financial results and we cannot assure you that these actions will produce long-term benefits. In addition, our efforts relating to our mobile platform may emphasize establishing and expanding our user base and enhancing user experience, rather than prioritizing monetization of user traffic on our mobile platform. We also may make investments in new products and services that may not provide economic benefits to us in the short-term or at all.
If we are unable to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

We face intense competition from Chinese and global Internet companies as well as from offline retailers, particularly those establishing online marketplaces. We compete to attract, engage and retain buyers based on the variety and value of products and services listed on our marketplace, overall user experience and convenience and availability of payment settlement and logistics services. We compete to attract and retain sellers based on our size and the engagement of buyers, and the effectiveness and value of the marketing services we offer. We also compete based on the usefulness of the services we provide, including the availability of supporting services including payment settlement and logistics services and the quality of our customer service. We also compete for motivated and effective talent and personnel, including engineers and product developers that serve critical functions in the development of our products and our ecosystem.

Our ability to compete depends on a number of other factors as well, some of which may be out of our control, including:
•	the timely introduction and market acceptance of the services we offer, compared to those of our competitors;
•	our ability to innovate and develop new technologies;
•	our ability to maintain and enhance our leading position in mobile commerce in China;
•	our ability to benefit from new business initiatives; and
•	alliances, acquisitions or consolidations within the Internet industry that may result in stronger competitors.

If we are not able to compete effectively, the gross merchandise volume transacted on our marketplaces and the user activity level on our platform may decrease significantly, which could materially and adversely affect our business, financial condition and results of operations as well as our brand.
If we are not able to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition and results of operations would be materially and adversely affected.

The Internet industry is characterized by rapidly changing technology, evolving industry standards, new service and product introductions and changing customer demands. Furthermore, our competitors are constantly developing innovations in Internet search, online marketing, communications, social networking and other services to enhance users’ online experience. We continue to invest significant resources in our infrastructure, research and development and other areas in order to enhance our platform technology and our existing products and services as well as to introduce new high quality products and services that will attract more participants to our e-commerce platform. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plan. Our failure to innovate and adapt to these changes would have a material adverse effect on our business, financial condition and results of operations.
Our business generates and processes a large amount of data, and the improper use or disclosure of such data could harm our reputation as well as have a material adverse effect on our business and prospects.

Our marketplace and e-commerce platform will generate and process a large quantity of personal, transaction, demographic and behavioral data. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to data from transactions and other activities on our platform, including:
•	protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior by our employees;
•	addressing concerns related to privacy and sharing, safety, security and other factors; and
•
complying with applicable laws, rules and regulations relating to the collection, use, disclosure or security of personal information, including any requests from regulatory and government authorities relating to such data.

Any system failure or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.
As we expand our operations, we may be subject to additional laws in other jurisdictions where our sellers, buyers and other participants are located. The laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties than those in China, compliance with which could require significant resources and costs. Our privacy policies and practices concerning the collection, use and disclosure of user data are posted on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

We may not be able to achieve, maintain or grow revenue from our operations
We anticipate primarily deriving our revenue from commissions based on transaction value derived from sales on our e-commerce platform and from online marketing services.
We anticipate our marketing customers will be brand owners, distributors and merchants who are sellers on our e-commerce platform. Marketing customers do not have long-term marketing commitments with us. The price a merchant is willing to pay for online marketing services generally depends on its expected gross merchandise volume, profit margins and lifetime value of customers derived from such marketing investment. If those services do not generate the rate of return expected by the seller or rates that are competitive to alternatives, the seller may reduce its spending on the marketing services we offer. In addition, as we currently display fewer marketing impressions on our mobile applications as compared to our personal computer-based applications, our revenue growth rate may be affected by the rising usage of mobile devices.
In addition, our revenue growth may be slow or our revenues may decline for other reasons, including decreasing consumer spending, increasing competition, slowing growth of the Chinese retail or Chinese online retail industry, changes in government policies or general economic conditions. In addition, our revenue growth rate will likely decline as our revenue grows to higher levels.
Failure to maintain or improve our technology infrastructure could harm our business and prospects.
We anticipate constantly upgrading our e-commerce platform to provide increased scale, improved performance for both online and mobile use of our platform. Adopting new products and upgrading our e-commerce platform require significant investments of time and resources, including adding new hardware, updating software and recruiting and training new engineering personnel. Maintaining and improving our technology infrastructure require significant levels of investment. Adverse consequences could include unanticipated system disruptions, slower response times, impaired quality of buyers’ and sellers’ experiences and delays in reporting accurate operating and financial information.
The successful operation of our business depends upon the performance and reliability of the Internet infrastructure in China.
Our business depends on the performance and reliability of the Internet infrastructure in China. For example, in China, almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology of China. In addition, the national networks in China are connected to the Internet through state-owned international gateways, which are the only channels through which a domestic user can connect to the Internet outside of China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.
The failure of telecommunications network operators to provide us with the requisite bandwidth could also interfere with the speed and availability of our websites. We have no control over the costs of the services provided by the national telecommunications operators. If the prices that we pay for telecommunications and Internet services rise significantly, our gross margins could be adversely affected. In addition, if Internet access fees or other charges to Internet users increase, our user traffic may decrease, which in turn may significantly decrease our revenues.

Our ecosystem could be disrupted by network interruptions.
Our ecosystem depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer hardware is being developing in Hong Kong. Although we will be prepared for contingencies through redundancy measures and disaster recovery plans, such preparation may not be sufficient and we do not carry business interruption insurance. Despite any precautions we may take, the occurrence of a natural disaster, such as an earthquake, flood or fire, or other unanticipated problems at our facilities in China, including power outages, telecommunications delays or failures, break-ins to our systems or computer viruses, could result in delays or interruptions to our marketplaces and platforms, loss of our and customers’ data and business interruption for us and our customers. Any of these events could damage our reputation, significantly disrupt our operations and the operations of the sellers and other participants in our ecosystem and subject us to liability, which could materially and adversely affect our business, financial condition and results of operations.
Our sellers use third-party logistics and delivery companies to fulfill and deliver their orders. If these logistics and delivery companies fail to provide reliable delivery services, or our logistics information platform were to malfunction, suffer an outage or otherwise fail, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.
We anticipate cooperating with a number of third-party logistics and delivery companies to help our sellers fulfill orders and deliver their products to buyers. Interruptions to or failures in these third-parties’ logistics and delivery services, could prevent the timely or proper delivery of products to buyers, which would harm the reputation of our marketplaces and our ecosystem. These interruptions may be due to events that are beyond our control or the control of these logistics and delivery companies, such as inclement weather, natural disasters, transportation disruptions or labor unrest. These logistics and delivery services could also be affected or interrupted by industry consolidation, insolvency or government shut-downs. We do not have agreements with logistics and delivery companies that require them to offer services to our sellers. The sellers on our marketplaces may not be able to find alternative logistics and delivery companies to provide logistics and delivery services in a timely and reliable manner, or at all. If the logistics information platform we use were to fail for any reason, our logistics providers would be severely hindered from or unable to connect with our sellers, and their services and the functionality of our e-commerce platform could be severely affected. If the products sold on our marketplace are not delivered in proper condition, on a timely basis or at shipping rates that marketplace participants are willing to bear, our business and prospects, as well as our financial condition and results of operations could be materially and adversely affected.
If third-party service providers on our ecosystem fail to provide reliable or satisfactory services, our business, financial condition and results of operations may be materially and adversely affected.
In addition to the services provided to our ecosystem by payment processing and logistics providers, a number of third-party participants, including marketing affiliates, retail operational partners, independent software vendors, or ISVs, and various professional service providers, also provide services to sellers. We do not have any agreements that require these third-party participants to provide services to sellers. To the extent these third-party service providers are unable to provide satisfactory services to sellers on commercially acceptable terms or at all or if we fail to retain existing or attract new quality service providers to our marketplaces, our ability to retain or attract sellers and buyers may be severely limited, which may have a material and adverse effect on our business, financial condition and results of operations.
We may be subject to allegations and lawsuits claiming that items listed on our e-commerce platform are pirated, counterfeit or illegal.

We anticipate we will receive in the future communications alleging that items offered or sold through our e-commerce platform by third parties, infringe third-party copyrights, trademarks and patents or other intellectual property rights. Although we have adopted measures to verify the authenticity of products sold on our e-commerce platform, these measures may not always be successful. We may be subject to allegations of civil or criminal liability based on allegedly unlawful activities carried out by third parties through our online marketplace. We may be subject to allegations that we were participants in or facilitators of such allegedly unlawful activities.
If we receive a complaint or an allegation regarding infringement or counterfeit goods, we will follow certain procedures to verify the nature of the complaint and the relevant facts. We believe these procedures will be important for purposes of investigating the allegations in question so that we can ensure confidence in our marketplace among buyers and sellers; however, these procedures could result in delays in delistings of allegedly infringing product listings. In the event that alleged counterfeit or infringing products are listed or sold on our e-commerce platform or our other services, we could face claims relating to such listings or sales or for our alleged failure to act in a timely or effective manner in response to infringement or to otherwise restrict or limit such sales or infringement.
We may implement further measures in an effort to strengthen our protection against these potential liabilities that could require us to spend substantial additional resources and/or experience reduced revenues by discontinuing certain service offerings. In addition, these changes may reduce the attractiveness of our e-commerce platform and other services to buyers, sellers or other users. A customer whose content is removed or whose services are suspended or terminated by us, regardless of our compliance with the applicable laws, rules and regulations, may dispute our actions and commence action against us for damages based on breach of contract or other causes of action or make public complaints or allegations. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or other infringement could harm our business. Moreover, we may experience negative publicity regarding the sales of counterfeit and pirated items on our e-commerce platform.   Public perception that counterfeit or pirated items are commonplace on our marketplace or perceived delays in our removal of these items, even if factually incorrect, could damage our reputation, result in lower list prices for goods sold through our e-commerce platform, harm our business, result in regulatory pressure or action against us and diminish the value of our brand name.
Failure to deal effectively with any fraud perpetrated and fictitious transactions conducted on our e-commerce platform and other sources of customer dissatisfaction would harm our business.
We face risks with respect to fraudulent activities on our e-commerce platform and may periodically receive complaints from buyers who may not have received the goods that they had purchased, as well as complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Although we will implement various measures to detect and reduce the occurrence of fraudulent activities on our e-commerce platform, there can be no assurance that such measures will be effective in combating fraudulent transactions or improving overall satisfaction among our sellers, buyers and other participants. Additional measures that we take to address fraud could also negatively affect the attractiveness of our e-commerce platform to buyers or sellers.
In addition to fraudulent transactions with legitimate buyers, sellers may also engage in fictitious or “phantom” transactions with themselves or collaborators in order to artificially inflate their own ratings on our e-commerce platform, reputation and search results rankings. This activity may harm other sellers by enabling the perpetrating seller to be favored over legitimate sellers, and may harm buyers by deceiving them into believing that a seller is more reliable or trusted than the seller actually is.
Negative publicity and user sentiment generated as a result of actual or alleged fraudulent or deceptive conduct on our platform could severely diminish consumer confidence in and use of our services, reduce our ability to attract new or retain current sellers, buyers and other participants, damage our reputation and diminish the value of our brand names, and materially and adversely affect our business, financial condition and results of operations.

We are subject to regulation, and future regulations may impose additional requirements and other obligations on our business or otherwise that could materially and adversely affect our business, financial condition and results of operations.
The industries in which we operate in the PRC, including online and mobile commerce and payments are highly regulated. The PRC government authorities are likely to continue to issue new laws, rules and regulations governing these industries, enhance enforcement of existing laws, rules and regulations and require new and additional licenses, permits and approvals from us and our users. These laws, rules and regulations and their application to us could take a direction that is adverse to our business at any time. In addition, there is no assurance that any required licenses, permits and approvals could be obtained in a timely or cost-effective manner, and failure to obtain them could have a material adverse effect on our business, financial condition and results of operations. Changes in regulatory enforcement as well as tax policy in the PRC could also result in additional compliance obligations and increased costs or place restrictions upon our current or future operations. Any such legislation or regulation could also severely disrupt and constrain our business and the payment services used on our e-commerce platform.
Transactions conducted through our cross-border e-commerce platform may be subject to different customs and import/export rules and regulations. These rules and regulations are complex, and customs and tax authorities in the relevant jurisdictions may challenge our interpretation of applicable customs and import/export rules relating to product shipments under their respective customs and import/export laws and treaties. In addition, we will also face the challenge of complying concurrently with the compliance rules and regulations of multiple jurisdictions, and such rules or regulations could conflict or interact with each other in complex ways.
We may be subject to PRC and other foreign government inquiries and investigations, including those relating to website content and alleged third-party intellectual property infringement. We also face scrutiny, and may be subject to inquiries and investigations, from foreign governmental bodies that focus on cross-border trade, intellectual property protection, human rights and user privacy matters.  As we establish our operations and continue to grow in scale and significance, we expect to face increased scrutiny, which will, at a minimum, result in our having to increase our investment in compliance and related capabilities and systems. The increasing sophistication and development of our user base will also increase the need for higher standards of user protection, privacy protection and dispute management. Any increased involvement in inquiries or investigations could result in significantly higher legal and other costs, diversion of management and other resources, as well as negative publicity, which could harm our business and reputation and materially reduce our revenue and net income.
We may be accused of infringing intellectual property rights of third parties and content restrictions of relevant laws.
Third parties may claim that the technology used in the operation of our platforms infringes upon their intellectual property rights. Although we have not in the past faced material litigation involving direct claims of infringement by us, the possibility of intellectual property claims against us increases as we continue to grow, particularly internationally. Such claims, whether or not having merit, may result in our expenditure of significant financial and management resources, injunctions against us or payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in the number of third parties whose sole or primary business is to assert such claims.

China has enacted laws and regulations governing Internet access and the distribution of products, services, news, information, audio-video programs and other content through the Internet. The PRC government has prohibited the distribution of information through the Internet that it deems to be in violation of PRC laws and regulations. If any of the information disseminated through our e-commerce platform and websites were deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations.
The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could be both costly and time-consuming, and could significantly divert the efforts and resources of our management and other personnel. An adverse determination in any such litigation or proceedings could cause us to pay damages, as well as legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.
We may face challenges in expanding our cross-border operations.
As we plan to continue expanding our strategy on cross-border operations into other markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which our company may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our cross-border business will also expose us to risks relating to staffing and managing cross-border operations, increased costs to protect intellectual property, tariffs and other trade barriers, differing and potentially adverse tax consequences, increased and conflicting regulatory compliance requirements, lack of acceptance of our service offerings, challenges caused by distance, language and cultural differences, exchange rate risk and political instability. Accordingly, any efforts we make to expand our cross-border operations may not be successful, which could limit our ability to grow our revenue, net income and profitability.
Our brand name and our business may be harmed by aggressive marketing and communications strategies of our competitors.
Due to intense competition in our industry, we may be the target of incomplete, inaccurate and false statements about our company and our services that could damage our and our management’s reputation and our brand and materially deter consumers from making purchases on our e-commerce platform. Our ability to respond to our competitors’ misleading marketing efforts may be limited by legal prohibitions on permissible public communications by us during our initial public offering process or during future periods.
Our revenue and net income may be materially and adversely affected by any economic slowdown in Asia as well as globally.
The success of our business ultimately depends on consumer spending. Upon the commencement of operations, we anticipate deriving substantially all of our revenue from Asia. As a result, our revenue and net income are impacted to a significant extent by economic conditions in Asia and globally, as well as economic conditions specific to online and mobile commerce. The global economy, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, levels of employment, inflation or deflation, real disposable income, interest rates, taxation and currency exchange rates.
The PRC government has in recent years implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks as well as by implementing other measures designed to tighten credit and liquidity. These measures have contributed to a slowdown of the PRC economy. Any continuing or worsening slowdown could significantly reduce domestic commerce in China, including through the Internet generally and within our ecosystem. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights.
We will rely on a combination of trademark, fair trade practice, patent, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We will also enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we will rigorously control access to our proprietary technology and information.
Intellectual property protection may not be sufficient in China or other countries in which we operate. Confidentiality agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China or elsewhere. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims under consumer protection laws, including health and safety claims and product liability claims, if property or people are harmed by the products sold on our e-commerce platform.
Due to several high-profile incidents involving food safety and consumer complaints that have occurred in China in recent years, the PRC government, media outlets and public advocacy groups are increasingly focused on consumer protection. Moreover, as part of our growth strategy, we expect to increase our focus on food and beverage and healthcare products, which could expose us to increasing liability associated with consumer protection laws in those areas. Operators of e-commerce platforms are subject to certain provisions of consumer protection laws even where such operator is not the seller of the product or service purchased by the consumer. For example, under applicable consumer protection laws in China, e-commerce platform operators may be held liable for consumer claims relating to damage if they are unable to provide consumers with the true name, address and contact details of sellers or service providers. In addition, if we do not take appropriate remedial action against sellers or service providers for actions they engage in that we know, or should have known, would infringe upon the rights and interests of consumers, we may be held jointly liable with the seller or service provider for such infringement. Moreover, applicable consumer protection laws in China hold that trading platforms will be held liable for failing to meet any undertakings such platforms make to consumers with regard to products listed on their websites. Furthermore, we are required to report to the State Administration for Industry & Commerce (“SAIC”) in China or its local branches any violation of applicable laws, regulations or SAIC rules by sellers or service providers, such as sales of goods without proper license or authorization, and to take appropriate remedial measures, including ceasing to provide services to such sellers or service providers. If claims are brought against us under any of these laws, we could be subject to damages and reputational damage as well as action by regulators, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain product liability insurance for products and services transacted on our e-commerce platform, and our rights of indemnity from the sellers on our e-commerce platform may not adequately cover us for any liability we may incur. Even unsuccessful claims could result in the expenditure of funds and management time and resources and could materially reduce our net income and profitability.

Tightening of tax compliance efforts with respect to the revenue or profit generated by our sellers could materially and adversely affect our business, financial condition and results of operations.
E-commerce in China is still developing, and the People’s Republic of China (“PRC”) government may require operators of e-commerce platform, such as our company, to assist in the collection of taxes with respect to the revenue or profit generated by sellers from transactions conducted on their platforms. A significant number of small businesses and sole proprietors operating businesses through storefronts on the e-commerce platform may not have completed the required tax registration. PRC tax authorities may enforce registration requirements that target small businesses or sole proprietors on the e-commerce platform and may request our assistance in these efforts. As a result, these sellers may be subject to more stringent tax compliance requirements and liabilities and their business on our e-commerce platform could suffer or they could decide to remove their storefronts from our marketplace rather than comply, which could in turn negatively affect us. We may also be requested by tax authorities to supply information on our sellers, such as transaction records and bank account information, and assist in the enforcement of tax regulations, including the payment and withholding obligations against our sellers, in which case, potential sellers might not be willing to open storefronts on our e-commerce platform.
Heightened enforcement against participants in e-commerce transactions (including imposition of withholding obligations on us with respect to business or value-added tax) could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to material litigation.
We may in the future be involved in litigation relating principally to third-party intellectual property infringement claims, contract disputes, employment related cases and other matters in the ordinary course of our business. As our ecosystem expands, and as litigation becomes more common in China, we may face an increasing number of such claims, including those involving higher amounts of damages.
The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could be both costly and time-consuming, and could significantly divert the efforts and resources of our management and other personnel. An adverse determination in any such litigation or proceedings could cause us to pay damages as well as legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.
We may be subject to liability for content on our websites and mobile interfaces that is alleged to be socially destabilizing, obscene, defamatory, libelous or otherwise unlawful.
Under PRC law, we are required to monitor our websites and the websites hosted on our servers and mobile interfaces for items or content deemed to be socially destabilizing, obscene, superstitious or defamatory, as well as items, content or services that are illegal to sell online or otherwise in other jurisdictions in which we operate our e-commerce platform, and promptly take appropriate action with respect to such items, content or services. We may also be subject to potential liability for any unlawful actions of our customers or users of our websites or mobile interfaces or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be subject to fines, have our relevant business operation licenses revoked, or be prevented from operating our websites or mobile interfaces in China.
In addition, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, tort (including personal injury), other unlawful activity or other theories and claims based on the nature and content of information posted on our e-commerce platform, including product reviews and message boards, by our buyers, sellers and other marketplace participants.

Regardless of the outcome of such a dispute or lawsuit, we may suffer from negative publicity and reputational damage as a result of these actions.
We depend on our senior management team and the loss of one or more key employees, the failure of new executive officers to integrate with our management team or our failure to attract and retain other highly qualified personnel in the future, could have a negative impact on our business.
Our success depends largely on the efforts and abilities of the key members of our senior management team, including Yong Qiang Yang, who serves as the Company's President and a director, and Wei Min Jin, who serves as the Company’s Chief Financial Officer, Secretary and a director. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.
Our employees may engage in misconduct or other improper activities which could materially and adversely affect us and cause our stock price to decline significantly.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include the misappropriation of funds, intellectual property, or our customers’ proprietary information. Employee misconduct is not always possible to deter or prevent, and any precautions we may take to prevent and detect this activity may not be effective in all cases. We may incur negative publicity and reputational harm as a result of any improper activities by our employees. In addition, any employee fraud or misconduct may give rise to litigation, which could be time-consuming to our management team, costly and could have a material adverse effect on us and cause our stock price to decline significantly.
RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY
There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.
Our common stock is currently traded on the over the counter (OTC) market on the OTCQB exchange, and there is currently only a limited public trading market for our common stock. We cannot predict the extent to which investor interest in the Company and our common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our common stock might become. If an active trading market for our common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Regulation of penny stocks.
The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities.  The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the “penny stock” and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.
There is limited liquidity in our common stock, which may adversely affect your ability to sell your shares of common stock.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:
●	the announcement of new products or product enhancements by us or our competitors;
●	developments concerning intellectual property rights and regulatory approvals relating to us;
●	quarterly variations in our results or the results of our competitors;
●	the ability or inability of us to generate sales;
●	developments in our industry and target markets;

●
the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the exchanges that may be unattractive to investors such as “pink sheets”; and

●	general market conditions and other factors, including factors unrelated to our own operating performance.

In recent years, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be accentuated if trading volume of our common stock is low. The volatility in our stock may be combined with low trading volume. Any or all of these above factors could adversely affect your ability to sell your shares or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Dependence upon outside advisors.
To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.
We may issue additional shares of common stock or preferred stock in the future, which could cause significant dilution to all shareholders.
We have a large amount of authorized but unissued common stock and preferred stock which our Board of Directors may issue without shareholder approval. We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing. We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our services, manufacturing and sales capabilities organically or otherwise.
In addition to additional issuances of our common stock or preferred stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.
Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.
We have not in the past and we do not currently intend to pay cash dividends on our common stock.
We have never declared or paid cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay cash dividends in the foreseeable future of the common stock. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions, and such other factors as our board of directors deem relevant.
Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

The Company currently maintains a mailing address at 26 Floor, One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. The Company's telephone number there is +852 2697 7733. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of Company's CEO.
It is likely that the Company will not establish a physical office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's stock is quoted on the OTCQB under the ticker symbol LOVV.  No public market currently exists for shares of our common stock.
Holders
As at March 24, 2016, the Company had 30 active shareholders of record and 289,333,360 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue unregistered equity securities during the eleven months period ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our eleven months period ended December 31, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Transition Report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A—Risk Factors" and elsewhere in this Transition Report on Form 10-K.Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As previously announced on January 26, 2016, we elected to change our fiscal year end from January 31 to December 31. We believe that this change in fiscal year will better align the reporting of our financial results with our new business plan. This Transition Report on Form 10-K reports our financial results for the eleven month period of February 1, 2015 to December 31, 2015, which we refer to as the “transition period” throughout this report. Following the transition period, we will file annual reports for the twelve month period ended December 31 of each year beginning with the twelve month period ending December 31, 2016.

Corporate Overview

Since November 30, 2015, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company" or “we” or “us” or “our”) has shifted its business focus from 3D printing to e-commerce, and concentrating its resources and efforts on development of an e-commerce centric business plan in Asia.
Business Strategy
The Company is currently developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties, and other well known branded products at a competitive pricing. The business model is based on an online to offline (O2O) platform with the general flow of business to business to customer (B2B2C) operation.

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.
Principal Products and Services
The Company's platform connects customers to unique and premium products from businesses all over the world via the Internet and physical stores in several major cities within Asia Pacific.
The Company plans to identify and supply best-selling and quality products from popular travel destinations through its website and experience stores. The Company anticipates integrating tourism shopping experiences into its website and mobile applications where merchandise will be secured through exclusive distributorships or joint ventures with worldwide suppliers. Customers will make purchases online at select experience stores. Sales will be conducted through designated marketing agents with merchandises delivered straight to the customers' home during travel.
Marketing Plan
The Company's business growth depends largely on a highly engaged customer base, which includes urban, middle to high-income individuals that enjoy travel and purchasing high quality, exclusive, specialty and/or branded products which the Company is committed to providing at affordable prices in order to steadily grow its customer base.
Research and Development
Management plans to build a product portfolio at cost-competitive price points. The Company will also explore opportunities as an online discount retailer (outlet) for international branded products, targeting middle class shoppers in the Asia Pacific market.
In sale channels, other than a traditional shopping website, the Company plans to join venture with major social media and later develop a user friendly mobile phone application. The application will combine browsing, payment, and shipping in a few easy steps to enhance the overall online shopping experience.
Competition
The Company believes that there has been a major trend and shift towards online shopping from shopping at physical stores. In China alone, e-commerce contains 4.4% of China’s gross domestic product.  Thousands of companies compete to gain market share in the e-commerce market place. The Company believes by combining discount prices and the uniqueness of the products we offer with our O2O operations, we will become a significant player in the Asian e-commerce market.
Intellectual Property
At the present moment, the Company does not own any intellectual property.
Government Regulation
The industries in which we operate in Asia, including online and mobile commerce and payments, are highly regulated. Transactions to be conducted through our cross-border e-commerce platform may be subject to different customs and import/export rules and regulations. These rules and regulations are complex, and customs and tax authorities in the relevant jurisdictions may challenge our interpretation of applicable customs and import/export rules relating to product shipments under their respective customs and import/export laws and treaties. In addition, we will also face the challenge of complying concurrently with the compliance rules and regulations of multiple jurisdictions, and such rules or regulations could conflict or interact with each other in complex ways.

Our office is located at 26 Floor, One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, and our telephone number is +852 2697 7733. Our registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074-7722. We do not own or lease any property.
We do not yet have any operations and the development of our business is speculative. Our auditors have expressed substantial doubt about our ability to continue as a going concern.
In our initial public offering, we registered for sale a total of 300,000,000 shares of our common stock on a self-underwritten, "best efforts" basis. As of the date of this report, the Company has issued 89,333,360 shares of its common stock to investors at a price of $0.0003 per share for a total amount raised of $26,800. The Company's public offering has been closed and no additional funds will be raised.
Results of Operations

Eleven Months Ended December 31, 2015 and 2014

The following table provides selected financial data about our company as of December 31, 2015 and 2014.

Balance Sheet Data	December 31, 2015	December 31, 2014 (Unaudited)
Cash	$150	$16,223
Prepaid Expenses	-	95
Property and Equipment	-	868
Total Assets	150	17,186
Total Liabilities	29,108	5,215
Stockholders’ Equity (Deficit)	$(28,958)	$11,971

The following summary of our results of operations should be read in conjunction with our financial statements, as included in this Transition Report on Form 10-K.

	Eleven Months Ended
		December 31,
	December 31,	2014
	2015	(Unaudited)
REVENUES	$-	$-

EXPENSES
Depreciation	375	458
General and administrative	860	1,314
Professional fees	54,073	19,269
Total Expenses	55,308	21,041
Loss before income taxes	(55,308)	(21,041)
Income tax	-	-
NET LOSS	$(55,308)	$(21,041)

Revenue

 We have generated no revenues during the eleven months ended December 31, 2015 and December 31, 2014.

Expenses

Operating expenses for the eleven months ended December 31, 2015 were $55,308, increasing by $34,267 from $21,041 for the eleven months ended December 31, 2014. The increase in expenses was attributed to increased professional fees related to ongoing regulatory costs. Our professional fees, consisting of legal, audit, accounting and transfer agent fees, for the eleven months ended December 31, 2015 was $54,073, increasing by $34,804 from $19,269 for the eleven months ended December 31, 2014.

Net Loss

Net loss for the eleven months ended December 31, 2015 was $55,308, increasing by $34,267 from a net loss of $21,041 for the eleven months ended December 31, 2014. The increase in net loss was attributable to an increase in professional fees for ongoing regulatory requirements.

Fiscal Years Ended January 31, 2015 and 2014

The period from May 23, 2013 (inception) to January 31, 2014 comprised 254 days as compared to the entire year ended January 31, 2015.

The following table provides selected financial data about our company as of January 31, 2015 and 2014.

Balance Sheet Data	January 31, 2015	January 31, 2014
Cash	$14,379	$9,608
Total Assets	$15,205	$11,479
Total Liabilities	$4,371	$767
Stockholders' Equity	$10,834	$10,712

The following summary of our results of operations should be read in conjunction with our financial statements, as included in this Transition Report on Form 10-K.

		Inception
	Year Ended	(May 23, 2013) to
	January 31,	January 31,
	2015	2014

REVENUES	$-	$-

EXPENSES
General and administrative	1,909	9,288
Professional fees	24,769	-
Total Expenses	26,678	9,288
Loss before income taxes	(26,678)	(9,288)
Income tax	-	-
NET LOSS	$(26,678)	$(9,288)

Revenue

We have generated no revenue since May 23, 2013 (inception).

Expenses

Operating expenses for the year ended January 31, 2015 were $26,678, increasing by $17,390 from $9,288 during the period from May 23, 2013 (inception) to January 31, 2014. The increase in expenses was attributed to increased professional fees as we had a full year of operations for the year ended January 31, 2015 as compared to 254 days for the period from inception to January 31, 2014. Our professional fees for the year ended January 31, 2015 of $24,769 were primarily due to legal and accounting fees related to our recent S-1 registration statement and other regulatory costs.

Net Loss

Net loss for the year ended January 31, 2015 was $26,678, increasing by $17,390 from a net loss of $9,288 during the period from May 23, 2013 (inception) to January 31, 2014.

Liquidity and Capital Resources

To date we are still preparing to launch our principal plan of operations. Thus we have minimal business and our expenses have been primarily for professional fees related to our past registration statement and ongoing regulatory expenses.

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

We had no material commitments for capital expenditures as of December 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital
	December 31,
	2015	2014 (Unaudited)	(Decrease)/Increase
Current Assets	$150	$16,318	$(16,168)
Current Liabilities	29,108	5,215	23,893
Working Capital (Deficiency)	$(28,958)	$11,103	$(40,061)

Cash Flows
	For the Eleven Months Ended December 31,
	2015	2014 (Unaudited)

Cash Flows used in Operating Activities	$(48,477)	$(15,685)
Cash Flows from Financing Activities	34,248	22,300
Net Increase (Decrease) in Cash During Period	$(14,229)	$6,615

Cash as of December 31, 2015 was $150, decreasing by $16,073 from $16,223 as of December 31, 2014. Total assets as of December 31, 2015 were $150, decreasing by $17,036 from $17,186 as of December 31, 2014.  Our decrease in cash and total assets was primarily due to cash used in operating expenses.

Total liabilities as of December 31, 2015 was $29,108, increasing by $23,893 from $5,215 as of December 31, 2014.

As at December 31, 2015, our company had a working capital deficiency of $28,958 compared with working capital of $11,103 as at December 31, 2014. The decrease in working capital was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the eleven months ended December 31, 2015 and 2014, our company used $48,477 and $15,685 in cash from operating activities, respectively. The increase in cash used from operating activities was attributed to professional fees related to ongoing regulatory requirements and cash paid on behalf of the Company by a related party.

Cash Flow from Investing Activities

We did not use any funds for investing activities during the eleven months ended December 31, 2015 and 2014.

Cash Flow from Financing Activities

During the eleven months ended December 31, 2015 and 2014, the Company received $34,248 from advances from related parties and $22,300 from common share issuances, respectively.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through equity financing in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have generated no revenues from operations since our inception. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Foreign Currency Transactions

The reporting currency of the Company is the United States dollar (“U.S. Dollars”). The financial records of the Company are maintained in U.S. Dollars, which is the functional currency.

Monetary assets and liabilities denominated in currencies other than U.S. Dollars are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. Dollars at historical exchange rates. Transactions in currencies other than U.S. Dollars during the period are converted into U.S. Dollars at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the statements of operations

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-13 of this Transition Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 12, 2016, the Company dismissed its registered independent public accountant Sadler, Gibb & Associates, LLC (“Sadler Gibb”) of Salt Lake City, UT.
Our Board of Directors participated in and approved the decision to change independent accountants. Through the period from appointment through resignation, there have been no disagreements with Sadler Gibb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sadler Gibb, would have caused them to make reference thereto in their report on the financial statements.
The audit reports of Sadler Gibb on the Company's financial statements for the period from inception on May 23, 2013 through January 31, 2014 and for the past fiscal year ended January 31, 2015 contained an unqualified opinion with an emphasis paragraph on the substantial doubt about the Company’s ability to continue as a going concern.
On January 12, 2016, the Company engaged Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) as its new registered independent public accountants. During the two most recent fiscal years and prior to the Company’s engagement of Crowe Horwath, the Company did not consult with Crowe Horwath regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, in either case where written or oral advice provided by Crowe Horwath would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Transition Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our President and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.
The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls;(5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.
•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2015.
•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

Despite the material weakness and deficiencies reported above, our management believes that our financial statements included in this transition report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On January 20, 2016, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31. This Transition Report on Form 10-K covers the eleven month transition period ended December 31, 2015 and reflects our financial results for the eleven month period from February 1, 2015 through December 31, 2015 (the "Transition Period"). Prior to this Transition Report, our two most recent Annual Reports on Form 10-K cover (i) the fiscal year ended January 31, 2015, reflecting financial results for the twelve-month period from February 1, 2014 to January 31, 2015, and (ii) the fiscal period ended January 31, 2014, reflecting financial results for the period from inception on May 23, 2013 to January 31, 2014. Unless otherwise noted, all references to "fiscal years" in this Transition Report refer to the twelve month fiscal years that, prior to the Transition Period ended December 31, 2015, ended on January 31.
On February 4, 2016, the Financial Industry Regulatory Authority approved the: (a) changing the name of the Company from Quintec Corp. to Love International Group, Inc. (“Name Change”); (b) increasing the aggregate number of authorized shares of Common Stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share (“Authorized Share Increase”); (c) a 10-for-1 forward stock split (“Forward Split”; together with the Name Change and Authorized Share Increase, the “Corporate Actions”) of the issued and outstanding shares of Common Stock of the Company; and (d) a new trading symbol of LOVV.
On February 5, 2016, the Corporate Actions became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.
On March 7, 2016, the trading symbol changed to LOVV and a new CUSIP number (54714U107) was assigned to the Company’s common stock.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Yong Qiang Yang	44	President and Director (principal executive officer)
Wei Min Jin	40	Chief Financial Officer and Director (principal financial and accounting officer)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Yong Qiang Yang

Yong Qiang Yang has been the President and a director of the Company since November 24, 2015. Mr. Yang is responsible for the overall strategic planning and business development of the Company. He will formulate plans for the product mix and overall marketing program of the Company. Mr. Yang has over 20 years of extensive in multi-level and direct marketing across cosmetic, healthcare and household supplies sectors. He served as Senior Sales Manager and Vice President responsible for marketing and sales for several Asian based firms in Hong Kong and Mainland China.

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CEO Chairman	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 03/2014 To: Current	Management	CEO	MMI Group NZ Limited (Finance)	Manage and direct the company
From: 03/2009 To: 03/2012	Management	Senior Manager	Guangdong Taiyangshen Group (Health Care)	Manage sales team

Wei Min Jin

Wei Min Jin has been the Chief Financial Officer and a director of the Company since November 24, 2015.  Mr. Jin will be responsible for the overall corporate development and strategy of the Company. Before participating in this Company, Mr. Jin was responsible for administration and general management in several food companies in Shanghai and Zhejiang, China. He has substantial experience in corporate management and business development from his 17 years of entrepreneurship.

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CFO Director	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 02/2007 To: Current	Management	Director	Taizhou City Huang Yan Distrist Qicaifang Jiaju Company	Manage and direct the company

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the eleven months ended December 31, 2015, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except as follows: each of Yong Qiang Yang and Wei Min Jin failed to file timely a Form 3.

Code of Ethics

We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers and employees.

Board and Committee Meetings

Our board of directors currently consists of only two members, Yong Qiang Yang and Wei Min Jin. The Board held no formal meetings during the year ended December 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the eleven months ended December 31, 2015 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the eleven months ended December 31, 2015.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yong Qiang Yang(1) President (principal executive officer)	2/1/2015 - 12/31/2015 2/1/2014 - 1/31/2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Wei Min Jin(2) Chief Financial Officer (principal financial and accounting officer)	2/1/2015 - 12/31/2015 2/1/2014 - 1/31/2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Walter Lee (3) President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)	2/1/2015 - 12/31/2015 2/1/2014 - 1/31/2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1) (2) (3)
Mr. Yang was appointed as President and as a director of the Company on November 30, 2015.
Mr. Jin was appointed as Chief Financial Officer and as a director of the Company on November 30, 2015.
Mr. Lee resigned from his officer and director positions at the Company on November 30, 2015.  He previously held the positions of President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer) since inception of the Company.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the eleven months period ended December 31, 2015.

Outstanding Equity Awards at End of Fiscal Period

There was no outstanding equity awards as of December 31, 2015.

Option Exercises and Stock Vested

During the eleven months ended December 31, 2015, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 24, 2016, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage of Common Stock(1)

DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Yong Qiang Yang Wei Min Jin	82,500,000 67,500,000	28.5% 23.3%
		Direct
Common Stock	All Directors and Executive Officers as a Group (2 persons)	150,000,000	51.8%

Notes:
(1)
Based on 289,333,360 shares of the Company's common stock issued and outstanding as of March 24, 2016. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2016.

(2)
On November 11, 2015, a change in control of the Company occurred. On that date, Walter Lee, our sole officer and director, sold certain of his shares in a private transaction to Yong Qiang Yang and Wei Min Jin, who subsequently became offices and directors of the Company. The shares sold represented an aggregate of 15,000,000 shares of the Company's Common Stock prior to the forward stock split on February 5, 2016. Mr. Lee sold the remainder of his shares to other individuals in separate transactions not involving a public sale or distribution. Walter Lee was the record holder of 20,000,000 shares of Common Stock prior to the forward stock split on February 5, 2016. After the sale of stock, Walter Lee had no further ownership of any voting securities of the Company. On February 5, 2016, a 10-for-1 forward stock split became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at December 31, 2015 and December 31, 2014, the Company owed its former president and director $0 and $767, respectively, for expenses he paid on behalf of the Company. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

During the eleven months ended December 31, 2015, an amount of $15,516 from a related party was forgiven and recorded to additional paid in capital.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the eleven months ended December 31, 2015 and 2014 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		For the Eleven Months Ended
	For the Eleven Months Ended December 31, 2015	December 31, 2014 (Unaudited)
Audit Fees (1)	$8,500	$4,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$8,500	$4,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Transition Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Transition Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act
32.1*	Rule 1350 Certification of Principal Executive Officer
32.2*	Rule 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOVE INTERNATIONAL GROUP, INC.

Date: March 24, 2016	By:	/s/ Yong Qiang Yang
Yong Qiang Yang
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yong Qiang Yang	President and Director	March 24, 2016
Yang Yong Qiang	(Principal Executive Officer)

/s/ Wei Min Jin	Chief Financial Officer and Director	March 24, 2016
Wei Min Jin	(Principal Financial and Accounting Officer)

Love International Group, Inc.
(formerly known as QUINTEC CORP.)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2015 and
FOR THE FISCAL YEAR/PERIOD ENDED JANUARY 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Love International Group, Inc. (formerly known as Quintec Corp.)

We have audited the accompanying balance sheet of Love International Group, Inc. (the Company) as of December 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the eleven months ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Love International Group, Inc. as of December 31, 2015, and the results of its operations and cash flows for the eleven months ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its fiscal year end from January 31 to December 31.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited
 Hong Kong, China
March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Love International Group, Inc. (formerly known as Quintec Corp.)

We have audited the accompanying balance sheets of Love International Group, Inc. (“the Company”) as of January 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the year ended January 31, 2015 and for the period from inception on March 23, 2013 through January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Love International Group, Inc. as of January 31, 2015 and 2014, and the results of their operations and cash flows for the year ended January 31, 2015 and for the period from inception on March 23, 2013 through January 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 29, 2015

LOVE INTERNATIONAL GROUP, INC
(formerly known as QUINTEC CORP.)
Balance Sheets

	December 31,	January 31,	January 31,
	2015	2015	2014
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$150	$14,379	$9,608
Prepaid expenses	-	-	545
Total current assets	150	14,379	10,153

PROPERTY AND EQUIPMENT
Property and equipment, net of nil, $591 and $91 accumulated depreciation, respectively	-	826	1,326
TOTAL ASSETS	$150	$15,205	$11,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$9,609	$3,604	$-
Due to related parties	19,499	767	767
Total current liabilities	29,108	4,371	767

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 and 200,000,000 shares issued and outstanding, respectively*	28,933	28,933	20,000
Additional paid-in capital	33,383	17,867	-
Accumulated deficit	(91,274)	(35,966)	(9,288)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(28,958)	10,834	10,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150	$15,205	$11,479

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC
(formerly known as QUINTEC CORP.)
Statements of Operations

	For the eleven months ended December 31		For the year ended January 31,	Inception (May 23, 2013) to January 31,
	2015	2014	2015	2014
		(unaudited)
REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	1,235	1,772	1,909	9,288
Professional fees	54,073	19,269	24,769	-
Total expenses	55,308	21,041	26,678	9,288
Loss before income taxes	(55,308)	(21,041)	(26,678)	(9,288)
Income tax	-	-	-	-
NET LOSS	$(55,308)	$(21,041)	$(26,678)	$(9,288)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	225,588,130	200,000,000

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC
(formerly known as QUINTEC CORP.)
Statement of Stockholders' Equity (Deficit)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Inception, May 23, 2013	-	$-	$-	$-	$-
Common stock issued for cash	200,000,000	20,000	-	-	20,000
Net loss	-	-	-	(9,288)	(9,288)
Balance, January 31, 2014	200,000,000	20,000	-	(9,288)	10,712
Common stock issued for cash	89,333,360	8,933	17,867	-	26,800
Net loss	-	-	-	(26,678)	(26,678)
Balance, January 31, 2015	289,333,360	28,933	17,867	(35,966)	10,834
Net loss	-	-		(55,308)	(55,308)
Contribution from a related party (Note 4)	-	-	15,516	-	15,516
Balance, December 31, 2015	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC
(formerly known as QUINTEC CORP.)
Statements of Cash Flows

				Inception
	For the eleven months ended		For the year ended	(May 23, 2013) to
	December 31,		January 31,	January 31,
	2015	2014	2015	2014
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,308)	$(21,041)	$(26,678)	$(9,288)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	375	458	500	91
Loss on disposal of property and equipment	451	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	450	545	(545)
Accounts payable and accrued liabilities	6,005	4,448	3,604	-
Due to related parties	-	-	-	767
Cash used in operating activities	(48,477)	(15,685)	(22,029)	(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	-	(1,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	34,248	-	-	-
Proceeds from the sale of common stock for cash	-	22,300	26,800	20,000
	34,248	22,300	26,800	20,000

Net change in cash	(14,229)	6,615	4,771	9,608

CASH, BEGINNING OF PERIOD	14,379	9,608	9,608	-

CASH, END OF PERIOD	$150	$16,223	$14,379	$9,608

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

NON-CASH FINANCING TRANSACTION
Debt forgiven by a related party (Note 4)	$15,516	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.
(formerly known as QUINTEC CORP.)
Notes to the Financial Statements

NOTE 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PREPARATION

Love International Group, Inc. (formerly known as Quintec Corp.) ("we", "us", "our" or the "Company") was incorporated on May 23, 2013 under the laws of the State of Nevada. Since November 30, 2015, the Company has shifted its business focus from 3D printing to e-commerce, and concentrating its resources and efforts on development of an e-commerce centric business plan in Asia.  The Company is currently developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well known branded products with highly comparable discount pricing.

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company plans to raise additional funds through equity financing in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

We have not generated any operating revenues to date.

On February 5, 2016, the Company effected a forward ten for one stock split of its issued and outstanding shares of common stock and an increase of its authorized shares of common stock (Note 7). All common share and per share amounts disclosed herein and in the accompanying financial statements have been retroactively restated to reflect the stock split.

The Company’s financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End Change

On January 20, 2016, the Company elected to change its fiscal year end from January 31 to December 31 in order to better align the reporting of its financial results with its new business plan. After filing this transition report, the Company will file annual reports for the twelve-month period ended December 31 of each year beginning with the twelve-month period ending December 31, 2016.

As a result of this change, in these financial statements, including the notes thereto, the Company reported its financial results for the eleven-month period of February 1, 2015 to December 31, 2015. Corresponding results for fiscal year ended January 31, 2015 is for a 12-month period and the fiscal year ended January 31, 2014 reflects the period from inception on May 23, 2013 to January 31, 2014.

In addition, the Statements of Operations and Statements of Cash Flows also include an unaudited 11-month fiscal 2014.

Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

Foreign Currency Transactions

The reporting currency of the Company is the United States dollar (“U.S. Dollars”). The financial records of the Company are maintained in U.S. Dollars, which is the functional currency.

Monetary assets and liabilities denominated in currencies other than U.S. Dollars are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. Dollars at historical exchange rates. Transactions in currencies other than U.S. Dollars during the period are converted into U.S. Dollars at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the statements of operations

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of December 31, 2015, January 31, 2015 and January 31, 2014, cash and cash equivalents consisted of only cash.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, balance with related parties and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the diminishing balance method over the estimated useful lives of the assets as follows:

Equipment	3 years

The cost and accumulated depreciation of property, plant and equipment sold are removed from the balance sheets and resulting gains or losses are recognized in the statements of operations.

Long-Lived Assets

Long-lived assets which include property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options since inception on May 23, 2013 through December 31, 2015.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

The impact of an uncertain income tax positions on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted ASC 260, "Earnings per Share". Diluted loss per share for all the periods presented was the same as basic loss per share as there were no potential dilutive equity instruments.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	January 31,	January 31,
	2015	2015	2014

Equipment	$-	$1,417	$1,417
Accumulated depreciation	-	(591)	(91)
Net property and equipment	$-	$826	$1,326

During the eleven month period ended December 31, 2015, the twelve month period ended January 31, 2015 and the period of inception (May 23, 2013) to January 31, 2014, the Company incurred depreciation expense of $375, $500 and $91, respectively.

NOTE 4. DUE TO RELATED PARTIES

Due to related parties consisted of the following:
		December 31,	January 31,	January 31,
	Note	2015	2015	2014

Walter Lee, the Company’s ex-president and director	(a)	$-	$767	$767
Love International Holdings Limited	(b)	6,984	-	-
Love Global Online Limited	(b)	12,515	-	-
		$19,499	$767	$767

(a)	As of January 31, 2015 and 2014, the Company owed its president and director $767 for incorporation fees he paid on its behalf.

On November 30, 2015, the Company accepted the resignation of Walter Lee (“Mr. Lee”) from his position as President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors. During the eleven months ended December 31, 2015, all amounts owed to Mr. Lee that totaled $15,516 were forgiven and the additional paid-in capital was increased by the same amount.

(b)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in these companies.

The above balances are unsecured, non-interest bearing and have no specific terms for repayment.

NOTE 5. STOCKHOLDERS' EQUITY

During the period ended January 31 2014, the Company issued 20,000,000 shares of common stock at $0.001 per share for a total consideration amount of $20,000 to our then sole officer and director. On February 5, 2016, a 10-for-1 forward stock split became effective and the number of such shares were adjusted to 200,000,000, par value $0.0001 per share.

During the year ended January 31, 2015, the Company issued 8,933,336 shares of common stock for cash proceeds of $26,800. On February 5, 2016, a 10-for-1 forward stock split became effective and the number of such shares were adjusted to 89,333,360, par value $0.0001 per share.

During the period ended December 31, 2015, the Company did not issue any common stock.

NOTE 6. INCOME TAXES

The Company is subject to a statutory tax rate of 34% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as it had no taxable income since its inception.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	For the eleven months ended December 31,	For the year ended January 31,	Inception (May 23, 2013) to January 31,
	2015	2015	2014

Loss before income taxes	$(55,308)	$(26,678)	$(9,288)
Tax benefit at statutory rates	18,805	9,071	3,158
Change in valuation allowance	(18,805)	(9,071)	(3,158)
Net provision for income taxes	$-	$-	$-

Net deferred tax assets consist of the following components:
	December 31,	January 31,	January 31,
	2015	2015	2014
Deferred tax asset:
Net operating loss carry forwards	$31,034	$12,229	$3,158
Valuation allowance	(31,034)	(12,229)	(3,158)
Net deferred tax asset	$-	$-	$-

The Company has accumulated net operating loss carryovers of approximately $91,274 as of December 31, 2015 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2015 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 7. SUBSEQUENT EVENTS

On February 4, 2016, the Financial Industry Regulatory Authority approved the: (a) changing the name of the Company to Love International Group, Inc. (“Name Change”); (b) increasing the aggregate number of authorized shares of Common Stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share (“Authorized Share Increase”); (c) a 10-for-1 forward stock split (“Forward Split”; together with the Name Change and Authorized Share Increase, the “Corporate Actions”) of the issued and outstanding shares of Common Stock of the Company; and (d) a new trading symbol of LOVV.

On February 5, 2016, the Corporate Actions became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.

On March 7, 2016, the trading symbol was changed to LOVV and a new CUSIP number (54714U107) was assigned to the Company’s common stock.