Form 10-Q
period 2016-06-30
LOVE INTERNATIONAL GROUP, INC.
filed 2016-08-15
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 5, 2016, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, outstanding.

LOVE INTERNATIONAL GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended June 30, 2016.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS	(Unaudited)		(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$66	$150	$44
Deposits and prepaid expenses	15,000	-	-
Total current assets	15,066	150	44

PROPERTY AND EQUIPMENT
Property and equipment, net of nil, nil and $799 accumulated depreciation, respectively	-	-	618
TOTAL ASSETS	$15,066	$150	$662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,646	$9,609	$4,778
Due to related parties	81,314	19,499	767
Total current liabilities	82,960	29,108	5,545

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding*	28,933	28,933	28,933
Additional paid-in capital	33,383	33,383	17,867
Accumulated deficit	(130,210)	(91,274)	(51,683)
TOTAL STOCKHOLDERS' DEFICIT	(67,894)	(28,958)	(4,883)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,066	$150	$662

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	284	125	583	595
Professional fees	14,095	4,374	38,353	20,759
Total Expenses	14,379	4,499	38,936	21,354
Loss before income taxes	(14,379)	(4,499)	(38,936)	(21,354)
Income tax	-	-	-	-
NET LOSS	$(14,379)	$(4,499)	$(38,936)	$(21,354)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2016	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)
Net loss	-	-	-	(38,936)	(38,936)
Balance, June 30, 2016	289,333,360	$28,933	$33,383	$(130,210)	$(67,894)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 1, 2015	289,333,360	$28,933	$17,867	$(35,966)	$10,834
Adjustment for fiscal year-end change (note 2) – net loss in January 2015	-	-	-	5,637	5,637
Balance, January 1, 2015	289,333,360	28,933	17,867	(30,329)	16,471
Net loss	-	-	-	(21,354)	(21,354)
Balance, June 30, 2015	289,333,360	$28,933	$17,867	$(51,683)	$(4,883)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,936)	$(21,354)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	250
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(15,000)	95
Accounts payable and accrued liabilities	(7,963)	330
Due to related parties	61,815	-
CASH USED IN OPERATING ACTIVITIES	(84)	(20,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock for cash	-	4,500
CASH PROVIDED BY FINANCING ACTIVITIES	-	4,500

NET CHANGE IN CASH	(84)	(16,179)

CASH BEGINNING OF PERIOD	150	16,223

CASH END OF PERIOD	$66	$44

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On February 4, 2016, the Financial Industry Regulatory Authority approved: (a) changing the name of the Company to Love International Group, Inc. ("Name Change"); (b) increasing the aggregate number of authorized shares of Common Stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share ("Authorized Share Increase"); (c) a 10-for-1 forward stock split ("Forward Split"; together with the Name Change and Authorized Share Increase, the "Corporate Actions") of the issued and outstanding shares of Common Stock of the Company; and (d) a new trading symbol of LOVV.

On February 5, 2016, the Corporate Actions became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.

On March 7, 2016, the trading symbol changed to LOVV and a new CUSIP number (54714U107) was assigned to the Company's common stock.

On May 18, 2016, the Company shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

The Company anticipates the prices of the airline tickets and hotel rooms promoted on its online platform will be priced competitively, if not lower, than the marketplace as the Company plans on partnering with some of the airlines and big airline ticket wholesalers. As for the DIY system, the Company anticipates gaining market share based on the originality and specialty of the travel activities to be offered on the Company's online platform through local travel companies and/or travel specialists that the Company is going to partner with.

In the beginning, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon the launch of the online platform in South East Asia, Canada, United States and Australia.

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless it is able to secure adequate financing, its business development will be curtailed.

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015 and June 30, 2016. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company's ability to continue as a going concern.

We have not generated any operating revenues to date.

All common share and per share amounts disclosed herein and in the accompanying financial statements have been retroactively restated to reflect the forward stock split, except as otherwise provided herein.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The interim condensed financial information as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Transition Report on Form 10-K for the eleven-month transition period ended December 31, 2015, previously filed with the SEC on March 24, 2016.

On January 20, 2016, the Company elected to change its fiscal year end from January 31 to December 31. As a result of this change, the Company's fiscal year 2015 was an 11-month transition period ending on December 31, 2015. See Note 2 to the Financial Statements included in the Company's Transition Report on Form 10-K on the eleven-month transition period ended December 31, 2015. As a result of this change, in these condensed financial statements, including the notes thereto, the Company reported its financial results for the three and six month periods ending June 30, 2016 with corresponding results for the fiscal periods ended June 30, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of June 30, 2016, its interim condensed results of operations and comprehensive loss for the three and six month periods ended June 30, 2016 and 2015, as applicable, and its interim condensed results of cash flows for the six month periods ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Transactions

The reporting currency of the Company is the United States dollar ("U.S. Dollars"). The financial records of the Company are maintained in U.S. Dollars, which is the functional currency.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of June 30, 2016, December 31, 2015 and June 30, 2015, cash and cash equivalents consisted of only cash.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options since inception on May 23, 2013 through June 30, 2016.

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

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,	June 30,
	2016	2015	2015

Equipment	$-	$-	$1,417
Accumulated depreciation	-	-	(799)
Net property and equipment	$-	$-	$618

During the six-month period ended June 30, 2016 and 2015, the Company incurred depreciation expense of $0 and $250, respectively. During the three-month period ended June 30, 2016 and 2015, the Company incurred depreciation expenses of $0 and $125, respectively.

NOTE 4. DUE TO RELATED PARTIES

Due to related parties consisted of the following:

		June 30,	December 31,	June 30,
	Note	2016	2015	2015

Walter Lee, the Company's ex-president and director	(a)	$-	$-	$767
Love International Holdings Limited	(b)	68,800	6,984	-
Love Global Online Limited	(b)	12,514	12,515	-
		$81,314	$19,499	$767

________________

(a)	As of June 30, 2015, the Company owed its ex-president and director $767 for incorporation fees he paid on its behalf.

(b)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in these companies.

The above balances are unsecured, non-interest bearing and have no specific terms for repayment.

NOTE 5. STOCKHOLDERS' EQUITY

On February 5, 2016, a 10-for-1 forward stock split became effective and the aggregate number of shares was adjusted to 1,000,000,000, par value $0.0001 per share.

During the three-month and six-month periods ended June 30, 2016, the Company did not issue any common stock.

As at June 30, 2016 and December 31, 2015, the Company had 289,333,360 shares issued and outstanding.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Six months ended June 30,
	2016	2015

Loss before income taxes	$(38,936)	$(21,354)
Tax benefit at statutory rates	13,238	7,260
Change in valuation allowance	(13,238)	(7,260)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	June 30,	December 31,	June 30,
	2016	2015	2015
Deferred tax asset:
Net operating loss carry forwards	$44,271	$31,034	$17,572
Valuation allowance	(44,271)	(31,034)	(17,572)
Net deferred tax asset	$-	$-	$-

The Company has accumulated net operating loss carryovers of approximately $130,210 as of June 30, 2016 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2015 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to "Love International" the "Company," "we," "our" or "us" refer to Love International Group, Inc. (formerly known as Quintec Corp.), unless the context otherwise indicates.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Transition Report on Form 10-K, as filed on March 24, 2016. You should carefully review the risks described in our Transition Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On February 4, 2016, the Financial Industry Regulatory Authority approved: (a) changing the name of the Company to Love International Group, Inc. ("Name Change"); (b) increasing the aggregate number of authorized shares of Common Stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share ("Authorized Share Increase"); (c) a 10-for-1 forward stock split ("Forward Split"; together with the Name Change and Authorized Share Increase, the "Corporate Actions") of the issued and outstanding shares of Common Stock of the Company; and (d) a new trading symbol of LOVV.

On February 5, 2016, the Corporate Actions became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.

On March 7, 2016, the trading symbol changed to LOVV and a new CUSIP number (54714U107) was assigned to the Company's common stock.

Plan of Operation

On May 18, 2016, the Company shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a DIY system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

The Company anticipates the prices of the airline tickets and hotel rooms promoted on its online platform will be priced competitively, if not lower, than the marketplace as the Company plans on partnering with some of the airlines and big airline ticket wholesalers. As for the DIY system, the Company anticipates gaining market share based on the originality and specialty of the travel activities to be offered on the Company's online platform through local travel companies and/or travel specialists that the Company is going to partner with.

In the beginning, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon the launch of the online platform in South East Asia, Canada, United States and Australia.

We do not yet have any operations and the development of our business is speculative. We will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless we are able to secure adequate financing, our business development will be curtailed.

Results of Operation

The following table provides selected financial data about our company as of June 30, 2016 and December 31, 2015.

Balance Sheet Data	June 30, 2016	December 31, 2015
Cash	$66	$150
Deposits and prepaid expenses	15,000	-
Total Assets	15,066	150
Total Liabilities	82,960	29,108
Stockholders' Deficit	$(67,894)	$(28,958)

The following summary of our results of operations for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015
REVENUES	$-	$-

EXPENSES
Depreciation	-	125
General and administrative	284	-
Professional fees	14,095	4,374
Total Expenses	14,379	4,499
Loss before income taxes	(14,379)	(4,499)
Income tax	-	-
NET LOSS	$(14,379)	$(4,499)

Revenue

For the three months ended June 30, 2016 and 2015, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the three months ended June 30, 2016 were $14,379, increasing by $9,880 from $4,499 for the same period in 2015. The increase was attributed to increased professional fees.

Net loss

Net loss for the three months ended June 30, 2016 was $14,379, increasing by $9,880 from a net loss of $4,499 for the same period in 2015.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
REVENUES	$-	$-

EXPENSES
Depreciation	-	250
General and administrative	583	345
Professional fees	38,353	20,759
Total Expenses	38,936	21,354
Loss before income taxes	(38,936)	(21,354)
Income tax	-	-
NET LOSS	$(38,936)	$(21,354)

Revenue

For the six months ended June 30, 2016 and 2015, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the six months ended June 30, 2016 were $38,936 increasing by $17,582 from $21,354 for the same period in 2015. The increase was attributed to increased professional fees.

Net loss

Net loss for the six months ended June 30, 2016 was $38,936, increasing by $17,582, from a net loss of $21,354 for the same period in 2015.

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

As at June 30, 2016, our cash balance was $66 and we had current liabilities $82,960.

We had no material commitments for capital expenditures as of June 30, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at June 30, 2016	As at December 31, 2015
Current Assets	$15,066	$150
Current Liabilities	$82,960	$29,108
Working Capital Deficiency	$(67,894)	$(28,958)

Cash Flows

	For The Six Months Ended June 30,
	2016	2015
Cash Flows used in Operating Activities	$(84)	$(20,679)
Cash Flows from Financing Activities	$-	$4,500
Net Decrease in Cash During Period	$(84)	$(16,179)

As of June 30, 2016 and December 31, 2015, our cash balance was $66 and $150 respectively and our total current assets were $15,066 as of June 30, 2016 compared with cash of $150 as of December 31, 2015. The increase in total assets was primarily due to an increase in deposits.

As of June 30, 2016, our company had total liabilities of $82,960 compared with total liabilities of $29,108 as of December 31, 2015.

As of June 30, 2016, our company had a working capital deficiency of $67,894 compared with $28,958 as of December 31, 2015. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the six months ended June 30, 2016 and 2015, our company used $84 and $20,679 in cash from operating activities, respectively. During the six months ended June 30, 2016 our professional fees related to ongoing regulatory requirements were paid by related parties on our behalf.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the six months ended June 30, 2016 and 2015.

Cash Flow from Financing Activities

During the six months ended June 30, 2016 and 2015, the Company did not receive any funds from financing activities and received $4,500 from common share issuance, respectively.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015 and June 30, 2016. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing.

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

Foreign Currency Transactions

The reporting currency of the Company is the United States dollar ("U.S. Dollars"). The financial records of the Company are maintained in U.S. Dollars, which is the functional currency.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

3.2	Certificate of Amendment(incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

3.3*	Certificate of Amendment

3.4	Bylaws(incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith

**	Furnished herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Love International Group, Inc.

Dated: August 15, 2016	By:	/s/ Yong Qiang Yang
Name: Yong Qiang Yang President (principal executive officer)

