Form 10-Q
period 2016-09-30
LOVE INTERNATIONAL GROUP, INC.
filed 2016-11-14
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No.: 000-55642

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

As of November 10, 2016, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, outstanding.

LOVE INTERNATIONAL GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended September 30, 2016.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS	(Unaudited)		(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$-	$150	$294
Deposits and prepaid expenses	12,602	-	-
Total current assets	12,602	150	294

PROPERTY AND EQUIPMENT
Property and equipment, net of nil, nil and $924 accumulated depreciation, respectively	-	-	493
TOTAL ASSETS	$12,602	$150	$787

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$730	$9,609	$6,168
Due to related parties	84,905	19,499	5,167
Total current liabilities	85,635	29,108	11,335

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding*	28,933	28,933	28,933
Additional paid-in capital	33,383	33,383	17,867
Accumulated deficit	(135,349)	(91,274)	(57,348)
TOTAL STOCKHOLDERS' DEFICIT	(73,033)	(28,958)	(10,548)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,602	$150	$787

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	115	215	697	810
Professional fees	5,025	5,450	43,378	26,209
Total Expenses	5,140	5,665	44,075	27,019
Loss before income taxes	(5,140)	(5,665)	(44,075)	(27,019)
Income tax	-	-	-	-
NET LOSS	$(5,140)	$(5,665)	$(44,075)	$(27,019)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2016	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)
Net loss	-	-	-	(44,075)	(44,075)
Balance, September 30, 2016	289,333,360	$28,933	$33,383	$(135,349)	$(73,033)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 1, 2015	289,333,360	$28,933	$17,867	$(35,966)	$10,834
Adjustment for fiscal year-end change (note 2) – net loss in January 2015	-	-	-	5,637	5,637
Balance, January 1, 2015	289,333,360	28,933	17,867	(30,329)	16,471
Net loss	-	-	-	(27,019)	(27,019)
Balance, September 30, 2015	289,333,360	$28,933	$17,867	$(57,348)	$(10,548)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,075)	$(27,019)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	375
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(12,602)	95
Accounts payable and accrued liabilities	(8,879)	1,720
CASH USED IN OPERATING ACTIVITIES	(65,556)	(24,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	65,406	4,400
Proceeds from the sale of common stock for cash	-	4,500
CASH PROVIDED BY FINANCING ACTIVITIES	65,406	8,900

NET CHANGE IN CASH	(150)	(15,929)

CASH BEGINNING OF PERIOD	150	16,223

CASH END OF PERIOD	$-	$294

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015 and September 30, 2016. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing.

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

The interim condensed financial information as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Transition Report on Form 10-K for the eleven-month transition period ended December 31, 2015, previously filed with the SEC on March 24, 2016.

On January 20, 2016, the Company elected to change its fiscal year end from January 31 to December 31. As a result of this change, the Company's fiscal year 2015 was an 11-month transition period ending on December 31, 2015. See Note 2 to the Financial Statements included in the Company's Transition Report on Form 10-K on the eleven-month transition period ended December 31, 2015. As a result of this change, in these condensed financial statements, including the notes thereto, the Company reported its financial results for the three and nine month periods ending September 30, 2016 with corresponding results for the fiscal periods ended September 30, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of September 30, 2016, its interim condensed results of operations and comprehensive loss for the three and nine month periods ended September 30, 2016 and 2015, as applicable, and its interim condensed results of cash flows for the nine month periods ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2016, December 31, 2015 and September 30, 2015, cash and cash equivalents consisted of only cash.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options since inception on May 23, 2013 through September 30, 2016.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,	September 30,
	2016	2015	2015

Equipment	$-	$-	$1,417
Accumulated depreciation	-	-	924
Net property and equipment	$-	$-	$493

During the nine-month period ended September 30, 2016 and 2015, the Company incurred depreciation expense of $0 and $375, respectively. During the three-month period ended September 30, 2016 and 2015, the Company incurred depreciation expenses of $0 and $125, respectively.

NOTE 4. DUE TO RELATED PARTIES

Due to related parties consisted of the following:

		September 30,	December 31,	September 30,
	Note	2016	2015	2015

Walter Lee, the Company’s ex-president and director	(a)	-	-	5,167
Love International Holdings Limited	(b)	$72,390	$6,984	$-
Love Global Online Limited	(b)	12,515	12,515	-
		$84,905	$19,499	$5,167

_____________

(a)	As of September 30, 2015, the Company owed its ex-president and director $5,167 for incorporated fees he paid on its behalf.

(b)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in these companies.

The above balances are unsecured, non-interest bearing and have no specific terms for repayment.

NOTE 5. STOCKHOLDERS' EQUITY

On February 5, 2016, a 10-for-1 forward stock split became effective and the aggregate number of shares was adjusted to 1,000,000,000, par value $0.0001 per share.

During the three-month and nine-month periods ended September 30, 2016, the Company did not issue any common stock.

As at September 30, 2016 and December 31, 2015, the Company had 289,333,360 shares issued and outstanding.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Nine months ended September 30,
	2016	2015

Loss before income taxes	$(44,075)	$(27,019)
Tax benefit at statutory rates	14,986	9,186
Change in valuation allowance	(14,986)	(9,186)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	September 30,	December 31,	September 30,
	2016	2015	2015
Deferred tax asset:
Net operating loss carry forwards	$46,020	$31,034	$19,498
Valuation allowance	(46,020)	(31,034)	(19,498)
Net deferred tax asset	$-	$-	$-

The Company has accumulated net operating loss carryovers of approximately $135,349 as of September 30, 2016 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2015 remains open to examination by federal tax authorities and other tax jurisdictions.

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

Results of Operation

The following table provides selected financial data about our company as of September 30, 2016 and December 31, 2015.

Balance Sheet Data	September 30, 2016	December 31, 2015
Cash	$-	$150
Deposits and prepaid expenses	12,602	-
Total Assets	12,602	150
Total Liabilities	85,635	29,108
Stockholders' Deficit	$(73,033)	$(28,958)

The following summary of our results of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015
REVENUES	$-	$-

EXPENSES
Depreciation	-	125
General and administrative	115	90
Professional fees	5,025	5,450
Total Expenses	5,140	5,665
Loss before income taxes	(5,140)	(5,665)
Income tax	-	-
NET LOSS	$(5,140)	$(5,665)

Revenue

For the three months ended September 30, 2016 and 2015, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the three months ended September 30, 2016 were $5,140, decreasing by $525 from $5,665 for the same period in 2015. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the three months ended September 30, 2016 was $5,140, decreasing by $525 from a net loss of $5,665 for the same period in 2015.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
REVENUES	$-	$-

EXPENSES
Depreciation	-	375
General and administrative	697	435
Professional fees	43,378	26,209
Total Expenses	44,075	27,019
Loss before income taxes	(44,075)	(27,019)
Income tax	-	-
NET LOSS	$(44,075)	$(27,019)

Revenue

For the nine months ended September 30, 2016 and 2015, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the nine months ended September 30, 2016 were $44,075 increasing by $17,056 from $27,019 for the same period in 2015. The increase was mainly attributed to increased professional fees.

Net loss

Net loss for the nine months ended September 30, 2016 was $44,075, increasing by $17,056, from a net loss of $27,019 for the same period in 2015.

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

As at September 30, 2016, our cash balance was $0 and we had current liabilities $85,635.

We had no material commitments for capital expenditures as of September 30, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of September 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at September 30, 2016	As at December 31, 2015
Current Assets	$12,602	$150
Current Liabilities	$85,635	$29,108
Working Capital Deficiency	$(73,033)	$(28,958)

Cash Flows

	For The Nine Months Ended September 30,
	2016	2015
Cash Flows used in Operating Activities	$(65,556)	$(24,829)
Cash Flows from Financing Activities	$65,406	$8,900
Net Decrease in Cash During Period	$(150)	$(15,929)

As of September 30, 2016 and December 31, 2015, our cash balance was $0 and $150 respectively and our total current assets were $12,602 as of September 30, 2016 compared with cash of $150 as of December 31, 2015. The increase in total assets was primarily due to an increase in prepaid expenses.

As of September 30, 2016, our company had total liabilities of $85,635 compared with total liabilities of $29,108 as of December 31, 2015.

As of September 30, 2016, our company had a working capital deficiency of $73,033 compared with $28,958 as of December 31, 2015. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the nine months ended September 30, 2016 and 2015, our company used $65,556 and $24,829 in cash from operating activities, respectively. During the nine months ended September 30, 2016 our professional fees related to ongoing regulatory requirements were paid by related parties on our behalf.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the nine months ended September 30, 2016 and 2015.

Cash Flow from Financing Activities

During the nine months ended September 30, 2016, the Company received $65,406 from advances from related parties compared to $8,900 from advances from related parties and cash from common shares issued during the nine months ended September 30, 2015.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2015 and September 30, 2016. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2016.

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

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by September 30, 2016.

•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Change in Registrant's Certifying Accountant

On September 26, 2016, the Company was advised that the Company's independent registered public accounting firm, Crowe Horwath (HK) CPA Limited (“CHHK”), will no longer provide audit and assurances services to public companies subject to the statutes and regulations of the United States effective as of October 1, 2016. Accordingly, the Company, with the approval of its board of directors, terminated the services of CHHK effective September 30, 2016, and retained the services of Centurion ZD CPA Limited (formerly DCAW (CPA) Limited) effective September 30, 2016 as the Company's new independent registered public accounting firm.

Item 6. Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

3.3

Certificate of Amendment (incorporated by reference to Exhibit 3.3 to Form 10-Q for quarterly period ended June 30, 2016 filed by the Company with the Securities and Exchange Commission on August 15, 2016)

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

**	Furnished herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Love International Group, Inc.

Dated: November 14, 2016	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang President
(principal executive officer)

