Form 10-K
period 2016-12-31
LOVE INTERNATIONAL GROUP, INC.
filed 2017-04-17
CIK 1605780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

 Commission file number: 000-55642

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 289,333,360 as of March 27, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this annual report on Form 10-K.

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

Item 1. Business.

Overview

Since May 18, 2016, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company" or “we” or “us” or “our”) has shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

Business Strategy

The Company is currently developing and launching the online platform to promote cheap airline tickets and hotels as well as developing and launching the DIY system. The Company anticipates the prices of the airline tickets and hotel rooms promoted on its online platform will be priced competitively, if not lower, than the marketplace as the Company plans on partnering with some of the airlines and big airline ticket wholesalers. As for the DIY system, the Company anticipates gaining market share based on the originality and specialty of the travel activities to be offered on the Company's online platform through local travel companies and/or travel specialists that the Company is going to partner with.

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.

Service Offerings

Through our anticipated online travel service platform, we anticipate connecting consumers with travel service providers of cheap airline tickets and hotel rooms as well as original and special travel activities. The Company anticipates partnering with airlines and big airline ticket wholesalers as to providing cheap airline tickets and local travel companies and/or travel specialists as to providing original and special travel activities.

Marketing Plan

In the beginning, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon the launch of the online platform in Southeast Asia, Canada, United States and Australia.

Research and Development

Management plans to develop and launch an online platform to promote cheap airline tickets and hotels as well as develop and launch a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities.

Competition

We will compete with online and traditional providers of airline tickets and hotel rooms as well as operators of tourist activities. The markets for the provision of cheap airline tickets and hotel rooms and provision of tourist activities, are intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. Some of our potential competitors, such as Priceline, Google, Alibaba, and Amazon, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. Potential competitors also include traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services. In addition, travel service providers, including airlines, hotel chains, and tourism operators with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Further, consolidation among travel service providers, could result in lower rates of commission paid to online travel companies, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings.

Intellectual Property

At the present moment, the Company does not own any intellectual property.

Seasonality

We anticipate seasonal fluctuations in our net revenues and net income from our services once we commence operations. We anticipate increased revenues during summer months and holiday peak months due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results.

Government Regulation

We must comply with laws and regulations applicable to online commerce. Increased regulation of the internet (“Internet”) or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our services, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our historical and financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2016 was $142,483. We incurred a net loss for the year ended December 31, 2016 and the eleven months ended December 31, 2015 of $51,209 and $55,308, respectively. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited annual financial statements as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and the eleven months ended December 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Working capital deficiency and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We plan to raise additional funds through equity financing in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing. Also, the presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

•

We are committed to establishing the internal audit functions, but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2016; and

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

Establishment and maintenance of the trusted status of our e-commerce platform and DIY system will be critical to our success, and any failure to do so could severely damage our reputation and brand, which would have a material adverse effect on our business, financial condition and results of operations.

Our establishment and maintenance of a strong brand name and reputation for our e-commerce platform and DIY system in the markets we are operating in is critical. Any loss of trust in our platform and the DIY system could harm the value of our brand and result in buyers and sellers ceasing to transact business on our marketplaces as well as participants reducing the level of their commercial activity in our e-commerce platform and the DIY system, which could materially reduce our revenue and profitability.

Our ability to maintain our position as a trusted platform for online and mobile commerce and DIY system is based in large part upon:

•	the reliability and security of our platform and DIY system;
•	the functionality of the services and functions we make available to participants on our platform and the DIY system;
•	the rules governing our marketplaces;
•	the quality and breadth of services offered by sellers through our marketplaces;
•	the strength of our consumer protection measures; and
•	our ability to provide reliable and trusted payment and escrow services through our arrangements with online payment services.

We may not be able to establish, maintain and/or improve the network effects of our e-commerce platform and DIY system, which could negatively affect our business and prospects.

Our ability to maintain a healthy and vibrant e-commerce platform and DIY system that create strong network effects between buyers, sellers and other participants is critical to our success. The extent to which we are able to maintain and strengthen these network effects depends on our ability to:

•	offer a secure and open platform and DIY system for all participants;
•	provide tools and services that meet the evolving needs of buyers and sellers;
•	provide a wide range of high-quality service offerings to buyers;
•	provide sellers with a high level of traffic flow with strong commercial intent and effective online marketing services;
•	enhance the attractiveness of our mobile platform;
•	arrange secure and trusted payment settlement and escrow services;
•	coordinate fulfillment and delivery services with third-party logistics and delivery companies;
•	attract and retain third party service providers who are able to provide quality services on commercially reasonable terms to our sellers;
•	maintain the quality of our customer service; and
•	continue adapting to the changing demands of the market.

In addition, changes we may make to enhance and improve our e-commerce platform and DIY system and balance the needs and interests of the various participants on our ecosystem may be viewed positively from one participant group’s perspective (such as buyers) but may have negative effects from another group’s perspective (such as sellers). If we fail to balance the interests of all participants on our e-commerce platform and DIY system, buyers, sellers and other participants may stop visiting our marketplaces, conduct fewer transactions or use alternative platforms, any of which could result in a material decrease in our revenue and net income.

User behavior on mobile devices is rapidly evolving, and if we fail to successfully adapt to these changes, our competitiveness and market position may suffer.

Buyers, sellers and other participants are increasingly using mobile devices in the markets we plan to operate for a wide range of purposes, including for e-commerce. While a significant and growing portion of participants are anticipated to access our e-commerce platform and DIY system through mobile devices, this area is relatively new and developing rapidly and we may not be able to continue to increase the level of mobile access to and engagement on our marketplace and system. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. Our ability to successfully expand the use of mobile devices to access our platform and DIY system is affected by the following factors:

•	our ability to provide a compelling commerce platform and DIY system and tools in a multi-device environment;
•	the quality of our mobile offerings, or mobile-based payment services;
•	our ability to successfully deploy apps on popular mobile operating systems that we do not control, such as iOS and Android;
•	our ability to adapt to the device standards used by third-party manufacturers and distributors; and
•	the attractiveness of alternative platforms.

If we are unable to attract significant numbers of new mobile buyers and increase levels of mobile engagement, our ability to maintain or grow our business would be materially and adversely affected.

We may not be able to successfully monetize traffic on our mobile platform and DIY system, which could have a material adverse effect on our business.

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

We face intense competition from Chinese and global Internet companies as well as from offline travel service providers and tourist operators, particularly those establishing online marketplaces. We compete to attract, engage and retain buyers based on the variety and value of airline tickets and hotels listed on our marketplace and tourist activities on our DIY system, overall user experience and convenience and availability of payment settlement and logistics services. We compete to attract and retain sellers based on our size and the engagement of buyers, and the effectiveness and value of the marketing services we offer. We also compete based on the usefulness of the services we provide, including the availability of supporting services including payment settlement and logistics services and the quality of our customer service. We also compete for motivated and effective talent and personnel, including engineers that serve critical functions in the development of our ecosystem.

Our ability to compete depends on a number of other factors as well, some of which may be out of our control, including:

•	the timely introduction and market acceptance of the services we offer, compared to those of our competitors;
•	our ability to innovate and develop new technologies;
•	our ability to maintain and enhance our leading position in mobile commerce initially in China and Hong Kong;
•	our ability to benefit from new business initiatives; and
•	alliances, acquisitions or consolidations within the Internet industry that may result in stronger competitors.

If we are not able to compete effectively, the gross services volume transacted on our marketplaces and the user activity level on our platform may decrease significantly, which could materially and adversely affect our business, financial condition and results of operations as well as our brand.

If we are not able to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition and results of operations would be materially and adversely affected.

The Internet industry is characterized by rapidly changing technology, evolving industry standards, new service and product introductions and changing customer demands. Furthermore, our competitors are constantly developing innovations in Internet search, online marketing, communications, social networking and other services to enhance users’ online experience. We anticipate investing significant resources in our infrastructure, research and development and other areas in order to enhance our platform technology and DIY system and our anticipated services as well as to introduce new high quality services that will attract more participants to our e-commerce platform and DIY system. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plan. Our failure to innovate and adapt to these changes would have a material adverse effect on our business, financial condition and results of operations.

Our business generates and processes a large amount of data, and the improper use or disclosure of such data could harm our reputation as well as have a material adverse effect on our business and prospects.

Our marketplace and e-commerce platform and DIY system will generate and process a large quantity of personal, transaction, demographic and behavioral data. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to data from transactions and other activities on our platform, including:

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

We may not be able to achieve, maintain or grow revenue from our operations

We anticipate primarily deriving our revenue from commissions based on transaction value derived from sales on our e-commerce platform, DIY system, and from online marketing services. We anticipate our marketing customers will be the travel service providers and tourist activity operators who are sellers on our e-commerce platform and/or our DIY system. Marketing customers do not have long-term marketing commitments with us. The price a merchant is willing to pay for online marketing services generally depends on its expected gross service volume, profit margins and lifetime value of customers derived from such marketing investment. If those services do not generate the rate of return expected by the seller or rates that are competitive to alternatives, the seller may reduce its spending on the marketing services we offer. In addition, if we display fewer marketing impressions on our mobile applications as compared to our personal computer-based applications, our revenue growth rate may be affected by the rising usage of mobile devices.

In addition, our revenue growth may be slow or our revenues may decline for other reasons, including decreasing consumer spending, increasing competition, slowing growth of the online and offline providers of cheap airline tickets, hotels, and tourist activities and, changes in government policies or general economic conditions. In addition, our revenue growth rate will likely decline as our revenue grows to higher levels.

Failure to maintain or improve our technology infrastructure could harm our business and prospects.

We anticipate constantly upgrading our e-commerce platform and DIY system to provide increased scale, improved performance for both online and mobile use of our platform and DIY system. Upgrading our e-commerce platform require significant investments of time and resources, including adding new hardware, updating software and recruiting and training new engineering personnel. Maintaining and improving our technology infrastructure require significant levels of investment. Adverse consequences could include unanticipated system disruptions, slower response times, impaired quality of buyers’ and sellers’ experiences and delays in reporting accurate operating and financial information.

The successful operation of our business significantly depends upon the performance and reliability of the Internet infrastructure in China.

Our business significantly depends on the performance and reliability of the Internet infrastructure in China. For example, in China, almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology of China. In addition, the national networks in China are connected to the Internet through state-owned international gateways, which are the only channels through which a domestic user can connect to the Internet outside of China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

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

We face risks with respect to fraudulent activities on our e-commerce platform and may periodically receive complaints from buyers who may not have received the services that they had purchased, as well as complaints from sellers who have not received payment for the services that a buyer had contracted to purchase. Although we will implement various measures to detect and reduce the occurrence of fraudulent activities on our e-commerce platform, there can be no assurance that such measures will be effective in combating fraudulent transactions or improving overall satisfaction among our sellers, buyers and other participants. Additional measures that we take to address fraud could also negatively affect the attractiveness of our e-commerce platform to buyers or sellers.

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

Third parties may claim that the technology used in the operation of our platforms and/or DIY system infringes upon their intellectual property rights. Although we have not in the past faced material litigation involving direct claims of infringement by us, the possibility of intellectual property claims against us increases as we continue to grow, particularly internationally. Such claims, whether or not having merit, may result in our expenditure of significant financial and management resources, injunctions against us or payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in the number of third parties whose sole or primary business is to assert such claims.

China has enacted laws and regulations governing Internet access and the distribution of products, services, news, information, audio-video programs and other content through the Internet. The PRC government has prohibited the distribution of information through the Internet that it deems to be in violation of PRC laws and regulations. If any of the information disseminated through our e-commerce platform, DIY system and websites were deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations.

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

Due to intense competition in our industry, we may be the target of incomplete, inaccurate and false statements about our company and our services that could damage our and our management’s reputation and our brand and materially deter consumers from making purchases on our e-commerce platform and DIY system. Our ability to respond to our competitors’ misleading marketing efforts may be limited by legal prohibitions on permissible public communications by us during our initial public offering process or during future periods.

Our revenue and net income may be materially and adversely affected by any economic slowdown in Asia as well as globally.

The success of our business ultimately depends on consumer spending. Upon the commencement of operations, we anticipate deriving a significant amount of our revenue from Asia. As a result, our revenue and net income are impacted to a significant extent by economic conditions in Asia and globally, as well as economic conditions specific to online and mobile commerce. The global economy, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, levels of employment, inflation or deflation, real disposable income, interest rates, taxation and currency exchange rates.

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

We may be subject to claims under consumer protection laws, including health and safety claims, if property or people are harmed by the services sold on our e-commerce platform.

Due to several high-profile incidents involving food safety and consumer complaints that have occurred in China in recent years, the PRC government, media outlets and public advocacy groups are increasingly focused on consumer protection. Operators of e-commerce platforms are subject to certain provisions of consumer protection laws even where such operator is not the seller of the product or service purchased by the consumer. For example, under applicable consumer protection laws in China, e-commerce platform operators may be held liable for consumer claims relating to damage if they are unable to provide consumers with the true name, address and contact details of service providers. In addition, if we do not take appropriate remedial action against service providers for actions they engage in that we know, or should have known, would infringe upon the rights and interests of consumers, we may be held jointly liable with the service provider for such infringement. Moreover, applicable consumer protection laws in China hold that trading platforms will be held liable for failing to meet any undertakings such platforms make to consumers with regard to services listed on their websites. Furthermore, we are required to report to the State Administration for Industry & Commerce (“SAIC”) in China or its local branches any violation of applicable laws, regulations or SAIC rules by service providers, such as sales of services without proper license or authorization, and to take appropriate remedial measures, including ceasing to provide services to such service providers. If claims are brought against us under any of these laws, we could be subject to damages and reputational damage as well as action by regulators, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain product liability insurance for services transacted on our e-commerce platform, and our rights of indemnity from the service providers on our e-commerce platform may not adequately cover us for any liability we may incur. Even unsuccessful claims could result in the expenditure of funds and management time and resources and could materially reduce our net income and profitability.

Tightening of tax compliance efforts with respect to the revenue or profit generated by our sellers could materially and adversely affect our business, financial condition and results of operations.

E-commerce in China is still developing, and the People’s Republic of China (“PRC”) government may require operators of e-commerce platform, such as our company, to assist in the collection of taxes with respect to the revenue or profit generated by sellers from transactions conducted on their platforms. A significant number of small businesses and sole proprietors operating businesses through storefronts on the e-commerce platform may not have completed the required tax registration. PRC tax authorities may enforce registration requirements that target small businesses or sole proprietors on the e-commerce platform and may request our assistance in these efforts. As a result, these sellers may be subject to more stringent tax compliance requirements and liabilities and their business on our e-commerce platform and DIY system could suffer or they could decide to remove their storefronts from our marketplace rather than comply, which could in turn negatively affect us. We may also be requested by tax authorities to supply information on our sellers, such as transaction records and bank account information, and assist in the enforcement of tax regulations, including the payment and withholding obligations against our sellers, in which case, potential sellers might not be willing to open storefronts on our e-commerce platform.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals relating to us;
•	quarterly variations in our results or the results of our competitors;
•	the ability or inability of us to generate sales;
•	developments in our industry and target markets;
•

the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the exchanges that may be unattractive to investors such as “pink sheets”; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

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

Item 2. Properties.

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

Holders

As at March 27, 2017, the Company had 30 active shareholders of record and 289,333,360 common shares issued and outstanding.

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

We did not issue unregistered equity securities during the fiscal year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A—Risk Factors" and elsewhere in this annual report on Form 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Corporate Overview

Since May 18, 2016, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company" or “we” or “us” or “our”) has shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

Business Strategy

The Company is currently developing and launching the online platform to promote cheap airline tickets and hotels as well as developing and launching the DIY system. The Company anticipates the prices of the airline tickets and hotel rooms promoted on its online platform will be priced competitively, if not lower, than the marketplace as the Company plans on partnering with some of the airlines and big airline ticket wholesalers. As for the DIY system, the Company anticipates gaining market share based on the originality and specialty of the travel activities to be offered on the Company's online platform through local travel companies and/or travel specialists that the Company is going to partner with.

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.

Service Offerings

Through our anticipated online travel service platform, we anticipate connecting consumers with travel service providers of cheap airline tickets and hotel rooms as well as original and special travel activities. The Company anticipates partnering with airlines and big airline ticket wholesalers as to providing cheap airline tickets and local travel companies and/or travel specialists as to providing original and special travel activities.

Marketing Plan

In the beginning, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon the launch of the online platform in Southeast Asia, Canada, United States and Australia.

Research and Development

Management plans to develop and launch an online platform to promote cheap airline tickets and hotels as well as develop and launch a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities.

Competition

We will compete with online and traditional providers of airline tickets and hotel rooms as well as operators of tourist activities. The markets for the provision of cheap airline tickets and hotel rooms and provision of tourist activities, are intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. Some of our potential competitors, such as Priceline, Google, Alibaba, and Amazon, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. Potential competitors also include traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services. In addition, travel service providers, including airlines, hotel chains, and tourism operators with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Further, consolidation among travel service providers, could result in lower rates of commission paid to online travel companies, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings.

Intellectual Property

At the present moment, the Company does not own any intellectual property.

Seasonality

We anticipate seasonal fluctuations in our net revenues and net income from our services once we commence operations. We anticipate increased revenues during summer months and holiday peak months due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results.

Government Regulation

We must comply with laws and regulations applicable to online commerce. Increased regulation of the internet (“Internet”) or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our services, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

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

Results of Operations

Year Ended December 31, 2016 and Eleven Months Ended December 31, 2015

The following table provides selected financial data about our company as of December 31, 2016 and 2015.

Balance Sheet Data	December 31, 2016	December 31, 2015
Cash and Cash Equivalents	$-	$150
Prepaid Expenses	25,000	-
Total Assets	25,000	150
Total Current Liabilities	105,167	29,108
Stockholders’ Deficit	$(80,167)	$(28,958)

The following summary of our results of operations should be read in conjunction with our financial statements, as included in this Annual Report on Form 10-K.

	Year Ended December 31, 2016	Eleven Months Ended December 31, 2015
REVENUES	$-	$-

EXPENSES
General and administrative	834	1,235
Professional fees	50,375	54,073
Total Expenses	51,209	55,308
Loss before income taxes	(51,209)	(55,308)
Income tax	-	-
NET LOSS	$(51,209)	$(55,308)

Revenue

We have generated no revenues during the year ended December 31, 2016 and the eleven months ended December 31, 2015.

Expenses

Operating expenses for the year ended December 31, 2016 were $51,209, decreasing by $4,099 from $55,308 for the eleven months ended December 31, 2015. The decrease in expenses was attributed to decreased professional fees related to ongoing regulatory costs. Our professional fees, consisting of legal, audit, accounting and transfer agent fees, for the year ended December 31, 2016 was $50,375, decreasing by $3,698 from $54,073 for the eleven months ended December 31, 2015.

Net Loss

Net loss for the year ended December 31, 2016 was $51,209, decreasing by $4,099 from a net loss of $55,308 for the eleven months ended December 31, 2015. The decrease in net loss was attributable to a decrease in professional fees for ongoing regulatory requirements.

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

We had no material commitments for capital expenditures as of December 31, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	December 31,		(Decrease)/
	2016	2015	Increase
Current Assets	$25,000	$150	$24,850
Current Liabilities	105,167	29,108	76,059
Working Capital (Deficiency)	$(80,167)	$(28,958)	$(51,209)

Cash Flows

	For the Year Ended December 31, 2016	For the Eleven Months Ended December 31, 2015
Cash Flows used in Operating Activities	$(85,818)	$(48,477)
Cash Flows from Financing Activities	85,668	34,248
Net Decrease in Cash During Period	$(150)	$(14,229)

Cash and cash equivalents as of December 31, 2016 was $0, decreasing by $150 from $150 as of December 31, 2015. Total assets as of December 31, 2016 were $25,000, increasing by $24,850 from $150 as of December 31, 2015. Our decrease in cash was primarily due to cash used in operating activities, and our increase in total assets was primarily due to prepayments and retainers paid in 2016 in relation to ongoing regulatory requirements.

Total current liabilities as of December 31, 2016 was $105,167, increasing by $76,059 from $29,108 as of December 31, 2015.

As at December 31, 2016, our company had a working capital deficiency of $80,167 compared with working capital deficiency of $28,958 as at December 31, 2015. The increase in working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the year ended December 31, 2016 and the eleven months ended December 31, 2015, our company used $85,818 and $48,477 in cash from operating activities, respectively. The increase in cash used in operating activities was attributed to prepayments paid for professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

We did not use or generate any funds for investing activities during the year ended December 31, 2016 and the eleven months ended December 31, 2015.

Cash Flow from Financing Activities

During the year ended December 31, 2016 and the eleven months ended December 31, 2015, the Company received $85,668 and $34,248 from advances from related parties , respectively.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either though financing from our shareholders, a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Foreign Currency Transactions

The reporting currency of the Company is the United States dollar (“U.S. Dollars”). The financial records of the Company are maintained in U.S. Dollars, which is the functional currency.

Monetary assets and liabilities denominated in currencies other than U.S. Dollars are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. Dollars at historical exchange rates. Transactions in currencies other than U.S. Dollars during the period are converted into U.S. Dollars at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the statements of operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-13 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

On September 26, 2016, the Company was advised that Crowe Horwath will no longer provide audit and assurances services to public companies subject to the statutes and regulations of the United States effective as of October 1, 2016. Accordingly, the Company, with the approval of its Board of Directors, terminated the services of Crowe Horwath effective September 30, 2016, and retained the services of Centurion ZD CPA Limited (formerly DCAW (CPA) Limited)(“Centurion”) effective September 30, 2016. The director at Crowe Horwath formerly responsible for the Company's account at Crowe Horwath joined in the Company's new audit firm, Centurion, and has been the director responsible for the Company's account at Centurion.

During the Company’s fiscal year ended December 31, 2015 and through September 30, 2016, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Crowe Horwath on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Crowe Horwath’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such periods.

Crowe Horwath’s reports on the financial statements of the Company for the fiscal year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that its report for the fiscal year ended December 31, 2015 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years ended December 31, 2015 and January 31, 2014 and through September 30, 2016, neither the Company nor anyone on its behalf consulted Centurion regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company that Centurion concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2016.
•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

Despite the material weakness and deficiencies reported above, our management believes that our financial statements included in this annual report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On January 20, 2016, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31. On March 24, 2016, we filed a Transition Report on Form 10-K covering the eleven-month transition period ended December 31, 2015 and reflecting our financial results for the eleven-month period from February 1, 2015 through December 31, 2015. Prior to the Transition Report, our two most recent Annual Reports on Form 10-K covered (i) the fiscal year ended January 31, 2015, reflecting financial results for the twelve-month period from February 1, 2014 to January 31, 2015, and (ii) the fiscal period ended January 31, 2014, reflecting financial results for the period from inception on May 23, 2013 to January 31, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Yong Qiang Yang	45	President and Director (principal executive officer)
Wei Min Jin	41	Chief Financial Officer and Director (principal financial and accounting officer)

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

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CEO Chairman	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 03/2014 To: Current	Management	CEO	MMI Group NZ Limited (Finance)	Manage and direct the company
From: 03/2009 To: 03/2012	Management	Senior Manager	Guangdong Taiyangshen Group (Health Care)	Manage sales team
From: 12/2016 To: Current	Management	Director	Shanghai Lefu E-Commerce Co. Limited	Manage and direct the company

Wei Min Jin

Wei Min Jin has been the Chief Financial Officer and a director of the Company since November 24, 2015. Mr. Jin will be responsible for the overall corporate development and strategy of the Company. Before participating in this Company, Mr. Jin was responsible for administration and general management in several food companies in Shanghai and Zhejiang, China. He has substantial experience in corporate management and business development from his 18 years of entrepreneurship.

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CFO Director	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 02/2007 To: Current	Management	Director	Taizhou City Huang Yan District Qicaifang Jiaju Company	Manage and direct the company
From: 12/2016 To: Current	Management	Director	Shanghai Lefu E-Commerce Co. Limited	Manage and direct the company

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the fiscal year ended December 31, 2016, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers and employees.

Board and Committee Meetings

Our board of directors currently consists of only two members, Yong Qiang Yang and Wei Min Jin. The Board held no formal meetings during the year ended December 31, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2016.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officer and principal financial officer, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yong Qiang Yang(1)
President (principal	1/1-12/31/2016	0	0	0	0	0	0	0	0
executive officer)	2/1-12/31/2015	0	0	0	0	0	0	0	0

Wei Min Jin(2) Chief Financial Officer (principal financial and	1/1-12/31/2016	0	0	0	0	0	0	0	0
accounting officer)	2/1-12/31/2015	0	0	0	0	0	0	0	0

______________

(1) Mr. Yang was appointed as President and as a director of the Company on November 30, 2015.

(2) Mr. Jin was appointed as Chief Financial Officer and as a director of the Company on November 30, 2015

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at End of Fiscal Period

There was no outstanding equity awards as of December 31, 2016.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2016, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 27, 2017, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (1)

DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Yong Qiang Yang	82,500,000	28.5%
	Wei Min Jin	67,500,000	23.3%
		Direct
Common Stock	All Directors and Executive Officers as a Group (2 persons)	150,000,000	51.8%

Notes:
(1)

Based on 289,333,360 shares of the Company's common stock issued and outstanding as of March 27, 2017. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the eleven months ended December 31, 2015, an amount of $15,516 from its former president and director was forgiven and recorded to additional paid in capital.

As at December 31, 2016 and December 31, 2015, we owed our related parties $105,167 and $19,499, respectively, for expenses they paid on our behalf. Yong Qiang Yang, our President and Wei Min Jin, our Chief Financial Officer, have beneficial interests in these parties. The total amounts owed are unsecured and non-interest bearing. These related companies have agreed not to demand repayment until the Company is financially capable to do so.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the year ended December 31, 2016 and the eleven months ended December 31, 2015 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Year Ended December 31, 2016	For the Eleven Months Ended December 31, 2015
Audit Fees (1)	$11,500	$8,500
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$11,500	$8,500

_________________

(1) Audit fees consist of fees incurred for professional services rendered for the audits of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

16.1

Letter from Sadler, Gibb & Associates, LLC regarding change in certifying accountant. (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 15, 2016)

16.2

Letter from Crowe Horwath (HK) CPA Limited. regarding change in certifying accountant. (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 30, 2016)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOVE INTERNATIONAL GROUP, INC.

Date: April 17, 2017	By:	/s/ Yong Qiang Yang
Yong Qiang Yang
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yong Qiang Yang	President and Director	April 17, 2017
Yang Yong Qiang	(Principal Executive Officer)

/s/ Wei Min Jin	Chief Financial Officer and Director	April 17, 2017
Wei Min Jin	(Principal Financial and Accounting Officer)

Love International Group, Inc.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR DECEMBER 31, 2016 AND ELEVEN MONTHS ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Love International Group, Inc.

We have audited the accompanying balance sheets of Love International Group, Inc. (the Company) as of December 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2016 and the eleven months ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Love International Group, Inc., and the results of its operations and cash flows for the year ended December 31, 2016 and the eleven months ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its fiscal year end from January 31 to December 31. As a result of this change, fiscal year 2015 was an eleven months transition period beginning February 1, 2015 through December 31, 2015.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016 and 2015. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited
Hong Kong, China

April 17, 2017

LOVE INTERNATIONAL GROUP, INC.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$150
Prepaid expenses	25,000	-
Total current assets	25,000	150

TOTAL ASSETS	$25,000	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$9,609
Due to related parties	105,167	19,499
Total current liabilities	105,167	29,108

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding *	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(142,483)	(91,274)
TOTAL STOCKHOLDERS' DEFICIT	(80,167)	(28,958)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,000	$150

____________

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC

Statements of Operations

	For the year ended December 31, 2016	For the eleven months ended December 31, 2015

REVENUES	$-	$-

EXPENSES
General and administrative	834	1,235
Professional fees	50,375	54,073
Total expenses	51,209	55,308
Loss before income taxes	(51,209)	(55,308)
Income tax	-	-
NET LOSS	$(51,209)	$(55,308)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360

_____________

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC

Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 1, 2015	289,333,360	$28,933	$17,867	$(35,966)	$10,834
Net loss	-	-	-	(55,308)	(55,308)
Contribution from a related party (Note 4)	-	-	15,516	-	15,516
Balance, December 31, 2015 and January 1, 2016	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)
Net loss	-	-	-	(51,209)	(51,209)
Balance, December 31, 2016	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)

______________

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC

Statements of Cash Flows

	For the year ended December 31, 2016	For the eleven months ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,209)	$(55,308)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	375
Loss on disposal of property and equipment	-	451
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	-
Accounts payable and accrued liabilities	(9,609)	6,005
Cash used in operating activities	(85,818)	(48,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	85,668	34,248
Cash from financing activities	85,668	34,248

Net change in cash	(150)	(14,229)

CASH, BEGINNING OF PERIOD	150	14,379

CASH, END OF PERIOD	$-	$150

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING TRANSACTION
Debt forgiven by a related party (Note 4)	$-	$15,516

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

The Company does not yet have any operations and the development of its business is speculative. It has not generated any operating revenues to date.

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016 and 2015. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through financing from its shareholders, a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing on terms acceptable to the Company. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Fiscal Year End Change

On January 20, 2016, the Company elected to change its fiscal year end from January 31 to December 31 in order to better align the reporting of its financial results with its new business plan. As a result of this change, the Company's fiscal year 2015 was an 11-month transition period ending on December 31, 2015. As a result of this change, in these financial statements, including the notes thereto, the Company reported its financial results for the year ended December 31, 2016 with corresponding results for the fiscal period ended December 31, 2015 (11-month).

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

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts during the year ended December 31, 2016. As of December 31, 2015, cash and cash equivalents consisted of only cash.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, balance with related parties and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through December 31, 2016.

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

Basic and Diluted Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 260, "Earnings per Share". Diluted loss per share for all the periods presented was the same as basic loss per share as there were no potential dilutive equity instruments.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2016	2015

Equipment	$-	$-
Accumulated depreciation	-	-
Net property and equipment	$-	$-

During the year ended December 31, 2016 and eleven month period ended December 31, 2015, the Company incurred depreciation expense of $nil and $375, respectively.

NOTE 4. DUE TO RELATED PARTIES

Due to related parties consisted of the following:

		December 31,	December 31,
	Note	2016	2015

Love International Holdings Limited	(a)	-	6,984
Love Global Online Limited	(a)	-	12,515
MMI Group NZ Limited	(a)	105,167	-
		$105,167	$19,499

(a) Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in these companies.

On November 30, 2015, the Company accepted the resignation of Walter Lee (“Mr. Lee”) from his position as President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors. During the eleven months ended December 31, 2015, all amounts owed to Mr. Lee that totaled $15,516 were forgiven and the additional paid-in capital was increased by the same amount.

The above balances are unsecured and non-interest bearing. These related companies have agreed not to demand repayment until the Company is financially capable to do so.

NOTE 5. STOCKHOLDERS' EQUITY

During the period ended December 31, 2015 and year ended December 31, 2016, the Company did not issue any common stock.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	For the year ended December 31, 2016	For the eleven months ended December 31, 2015

Loss before income taxes	$(51,209)	$(55,308)
Tax benefit at statutory rates	17,411	18,805
Change in valuation allowance	(17,411)	(18,805)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	December 31, 2016	December 31, 2015
Deferred tax asset:
Net operating loss carry forwards	$48,445	$31,034
Valuation allowance	(48,445)	(31,034)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $142,483 as of December 31, 2016 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

