Form 10-Q
period 2017-03-31
LOVE INTERNATIONAL GROUP, INC.
filed 2017-05-19
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 10, 2017, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, outstanding.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended March 31, 2017.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$-	$-
Deposits and prepaid expenses	22,800	25,000
TOTAL ASSETS	$22,800	$25,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$4,542	$-
Due to related parties	108,302	105,167
Total current liabilities	112,844	105,167

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding*	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(152,360)	(142,483)
TOTAL STOCKHOLDERS' DEFICIT	(90,044)	(80,167)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,800	$25,000

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2017	2016

REVENUES	$-	$-

EXPENSES
General and administrative	34	299
Professional fees	9,843	24,258
Total Expenses	9,877	24,557
Loss before income taxes	(9,877)	(24,557)
Income tax	-	-
NET LOSS	$(9,877)	$(24,557)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)
Net loss	-	-	-	(9,877)	(9,877)
Balance, March 31, 2017	289,333,360	$28,933	$33,383	$(152,360)	$(90,044)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	289,333,360	28,933	33,383	(91,274)	(28,958)
Net loss	-	-	-	(24,557)	(24,557)
Balance, March 31, 2016	289,333,360	$28,933	$33,383	$(115,831)	$(53,515)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,877)	$(24,557)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	2,200	(5,300)
Accounts payable and accrued liabilities	4,542	1,909
CASH USED IN OPERATING ACTIVITIES	(3,135)	(27,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	3,135	27,948
CASH PROVIDED BY FINANCING ACTIVITIES	3,135	27,948

NET CHANGE IN CASH	-	-

CASH BEGINNING OF PERIOD	-	150

CASH END OF PERIOD	$-	$150

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 30, 2015, the Company accepted the resignation of Walter Lee from his positions as President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors. The Board of Directors appointed Yong Qiang Yang as President of the Company, and as a member of the Board of Directors, and Wei Min Jin as Principal Financial Officer and Secretary of the Company and a member of the Board of Directors, effective November 30, 2015.

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

The Company had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and March 31, 2017. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

The interim condensed financial information as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC on April 17, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of March 31, 2017, its interim condensed results of operations and comprehensive loss for the three month periods ended March 31, 2017 and 2016, as applicable, and its interim condensed results of cash flows for the three month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts as of March 31, 2017 and December 31, 2016.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options since inception on May 23, 2013 through March 31, 2017.

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

NOTE 3. DUE TO RELATED PARTY

Due to related parties consisted of the following:

	Note	March 31, 2017	December 31, 2016

MMI Group NZ Limited	(a)	$108,302	$105,167

_____________

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. These related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the three-month periods ended March 31, 2017 and 2016, the Company did not issue any common stock.

As at March 31, 2017 and December 31, 2016, the Company had 289,333,360 shares issued and outstanding.

NOTE 5. INCOME TAXES

The Company is subject to a statutory tax rate of 34% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as it had no taxable income since its inception.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Three Months Ended March 31,
	2017	2016

Loss before income taxes	$(9,877)	$(24,557)
Tax benefit at statutory rates	3,358	8,349
Change in valuation allowance	(3,358)	(8,349)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$51,803	$48,445
Valuation allowance	(51,803)	(48,445)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $152,360 as of March 31, 2017 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

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

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on April 17, 2017. You should carefully review the risks described in our Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On November 30, 2015, the Company accepted the resignation of Walter Lee from his positions as President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors. The Board of Directors appointed Yong Qiang Yang as President of the Company, and as a member of the Board of Directors, and Wei Min Jin as Principal Financial Officer and Secretary of the Company and a member of the Board of Directors, effective November 30, 2015.

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

Results of Operation

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016.

Balance Sheet Data	March 31, 2017	December 31, 2016
Cash	$-	$-
Deposits and prepaid expenses	22,800	25,000
Total Assets	22,800	25,000
Total Liabilities	112,844	105,167
Stockholders' Deficit	$(90,044)	$(80,167)

The following summary of our results of operations for the three month periods ended March 31, 2017 and 2016 should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three months ended March 31,
	2017	2016
REVENUES	$-	$-

EXPENSES
General and administrative	34	299
Professional fees	9,843	24,258
Total Expenses	9,877	24,557
Loss before income taxes	(9,877)	(24,557)
Income tax	-	-
NET LOSS	$(9,877)	$(24,557)

Revenue

For the three months ended March 31, 2017 and 2016, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the three months ended March 31, 2017 were $9,877, decreasing by $14,680 from $24,557 for the same period in 2016. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the three months ended March 31, 2017 was $9,877, decreasing by $14,680 from a net loss of $24,557 for the same period in 2016.

Liquidity and Capital Resources

To date, we are still preparing to launch our principal plan of operations. Thus we have minimal business and our expenses have been primarily for professional fees related to past registration statements and ongoing regulatory expenses.

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

As at March 31, 2017, our cash balance was $0 and we had current liabilities $112,844.

We had no material commitments for capital expenditures as of March 31, 2017.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of March 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at March 31, 2017	As at December 31, 2016
Current Assets	$22,800	$25,000
Current Liabilities	$112,844	$105,167
Working Capital Deficiency	$(90,044)	$(80,167)

Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash Flows used in Operating Activities	$(3,135)	$(27,948)
Cash Flows from Financing Activities	$3,135	$27,948
Net Decrease in Cash During Period	$-	$-

As of March 31, 2017 and December 31, 2016, our cash balance was $0 and our total current assets were $22,800 as of March 31, 2017 compared with $25,000 as of December 31, 2016. The decrease in total assets was primarily due to a decrease in prepaid expenses.

As of March 31, 2017, our company had total liabilities of $112,844 compared with total liabilities of $105,167 as of December 31, 2016.

As of March 31, 2017, our company had a working capital deficiency of $90,044 compared with $80,167 as of December 31, 2016. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the three months ended March 31, 2017 and 2016, our company used $3,135 and $27,948 in cash from operating activities, respectively. The decrease in cash used in operating activities was attributed to decrease of professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the three months ended March 31, 2017 and 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017, we received $3,135 from advances from a related party, compared to $27,948 during the three months ended March 31, 2016.

Going Concern

We had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and March 31, 2017. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Principal Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by March 31, 2017.

•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended March 31, 2017.

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

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

**	Furnished herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Love International Group, Inc.

Dated: May 19, 2017	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang
President
(principal executive officer)

Dated: May 19, 2017	By:	/s/ Wei Min Jin
	Name:	Wei Min Jin
Principal Financial Officer

