Form 10-Q
period 2017-06-30
LOVE INTERNATIONAL GROUP, INC.
filed 2017-08-18
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 17, 2017, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, outstanding.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended June 30, 2017.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Deposits and prepaid expenses	17,810	25,000
TOTAL ASSETS	$17,810	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,200	$-
Due to related parties	121,128	105,167
Total current liabilities	123,328	105,167

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding*	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(167,834)	(142,483)
TOTAL STOCKHOLDERS' DEFICIT	(105,518)	(80,167)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,810	$25,000

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	103	284	137	583
Professional fees	15,371	14,095	25,214	38,353
Total Expenses	15,474	14,379	25,351	38,936
Loss before income taxes	(15,474)	(14,379)	(25,351)	(38,936)
Income tax	-	-	-	-
NET LOSS	$(15,474)	$(14,379)	$(25,351)	$(38,936)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)
Net loss	-	-	-	(25,351)	(25,351)
Balance, June 30, 2017	289,333,360	$28,933	$33,383	$(167,834)	$(105,518)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	289,333,360	28,933	33,383	(91,274)	(28,958)
Net loss	-	-	-	(38,936)	(38,936)
Balance, June 30, 2016	289,333,360	$28,933	$33,383	$(130,210)	$(67,894)

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,351)	$(38,936)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	7,190	(15,000)
Accounts payable and accrued liabilities	2,200	(7,963)
CASH USED IN OPERATING ACTIVITIES	(15,961)	(61,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	15,961	61,815
CASH PROVIDED BY FINANCING ACTIVITIES	15,961	61,815

NET CHANGE IN CASH	-	(84)

CASH BEGINNING OF PERIOD	-	150

CASH END OF PERIOD	$-	$66

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and June 30, 2017. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

The interim condensed financial information as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC on April 17, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of June 30, 2017, its interim condensed results of operations and comprehensive loss for the three and six month periods ended June 30, 2017 and 2016, as applicable, and its interim condensed results of cash flows for the six month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Monetary assets and liabilities denominated in currencies other than U.S. Dollars are translated into the functional currency at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. Dollars at historical exchange rates. Transactions in currencies other than U.S. Dollars during the period are converted into U.S. Dollars at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the statements of operations.

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts as of June 30, 2017 and December 31, 2016.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through June 30, 2017.

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

NOTE 3. DUE TO RELATED PARTY

Due to related parties consisted of the following:

	Note	June 30, 2017	December 31, 2016

MMI Group NZ Limited	(a)	$121,128	$105,167

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the three-month and six-month periods ended June 30, 2017 and 2016, the Company did not issue any common stock.

As at June 30, 2017 and December 31, 2016, the Company had 289,333,360 shares issued and outstanding.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Loss before income taxes	$(15,474)	$(14,379)	$(25,351)	$(38,936)
Tax benefit at statutory rates	5,261	4,889	8,619	13,238
Change in valuation allowance	(5,261)	(4,889)	(8,619)	(13,238)
Provision for income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$57,063	$48,445
Valuation allowance	(57,063)	(48,445)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $167,834 as of June 30, 2017 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

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

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on April 17, 2017. You should carefully review the risks described in our Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operation

The following table provides selected financial data about our company as of June 30, 2017 and December 31, 2016.

Balance Sheet Data	June 30, 2017	December 31, 2016
Cash	$-	$-
Deposits and prepaid expenses	17,810	25,000
Total Assets	17,810	25,000
Total Liabilities	123,328	105,167
Stockholders' Deficit	$(105,518)	$(80,167)

The following summary of our results of operations for the three and six month periods ended June 30, 2017 and 2016 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ended June 30, 2017 and 2016

	Three Months ended June 30,
	2017	2016
REVENUES	$-	$-

EXPENSES
General and administrative	103	284
Professional fees	15,371	14,095
Total Expenses	15,474	14,379
Loss before income taxes	(15,474)	(14,379)
Income tax	-	-
NET LOSS	$(15,474)	$(14,379)

Revenue

For the three months ended June 30, 2017 and 2016, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the three months ended June 30, 2017 were $15,474, increasing by $1,095 from $14,379 for the same period in 2016. The increase was mainly attributed to increased professional fees.

Net loss

Net loss for the three months ended June 30, 2017 was $15,474, increasing by $1,095 from a net loss of $14,379 for the same period in 2016.

Six months ended June 30, 2017 and 2016

	Six Months ended June 30,
	2017	2016
REVENUES	$-	$-

EXPENSES
General and administrative	137	583
Professional fees	25,214	38,353
Total Expenses	25,351	38,936
Loss before income taxes	(25,351)	(38,936)
Income tax	-	-
NET LOSS	$(25,351)	$(38,936)

Revenue

For the six months ended June 30, 2017 and 2016, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Operating expenses for the six months ended June 30, 2017 were $25,351, decreasing by $ 13,585 from $38,936 for the same period in 2016. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the six months ended June 30, 2017 was $25,351, decreasing by $ 13,585 from a net loss of $38,936 for the same period in 2016.

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

As at June 30, 2017, our cash balance was $0 and we had current liabilities $123,328.

We had no material commitments for capital expenditures as of June 30, 2017.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at June 30, 2017	As at December 31, 2016
Current Assets	$17,810	$25,000
Current Liabilities	$123,328	$105,167
Working Capital Deficiency	$(105,518)	$(80,167)

Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(15,961)	$(61,899)
Cash Flows from Financing Activities	$15,961	$61,815
Net Decrease in Cash During Period	$-	$(84)

As of June 30, 2017 and December 31, 2016, our cash balance was $0 and $0 respectively, and our total current assets were $17,810 as of June 30, 2017 compared with $25,000 as of December 31, 2016. The decrease in total assets was primarily due to a decrease in prepaid expenses.

As of June 30, 2017, our company had total liabilities of $123,328 compared with total liabilities of $105,167 as of December 31, 2016.

As of June 30, 2017, our company had a working capital deficiency of $105,518 compared with $80,167 as of December 31, 2016. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the six months ended June 30, 2017 and 2016, our company used $15,961 and $61,899 in cash from operating activities, respectively. The decrease in cash used in operating activities was attributed to decrease of professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the six months ended June 30, 2017 and 2016.

Cash Flow from Financing Activities

During the six months ended June 30, 2017, we received $15,961 from advances from a related party, compared to $61,815 during the six months ended June 30, 2016.

Going Concern

We had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and June 30, 2017. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing.

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

Monetary assets and liabilities denominated in currencies other than U.S. Dollars are translated into the functional currency at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. Dollars at historical exchange rates. Transactions in currencies other than U.S. Dollars during the period are converted into U.S. Dollars at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the statements of operations.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Principal Financial Officer in connection with the review of our financial statements as of June 30, 2017.

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

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by June 30, 2017.

•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended June 30, 2017.

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

Love International Group, Inc.

Dated: August 18, 2017	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang
President
(principal executive officer)

Dated: August 18, 2017	By:	/s/ Wei Min Jin
	Name:	Wei Min Jin
Principal Financial Officer

