Form 10-Q
period 2017-09-30
LOVE INTERNATIONAL GROUP, INC.
filed 2017-11-14
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, outstanding.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Deposits and prepaid expenses	14,138	25,000
TOTAL ASSETS	$14,138	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	127,162	105,167
Total current liabilities	127,162	105,167

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding*	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(175,340)	(142,483)
TOTAL STOCKHOLDERS' DEFICIT	(113,024)	(80,167)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,138	$25,000

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	68	115	205	697
Professional fees	7,438	5,025	32,652	43,378
Total expenses	7,506	5,140	32,857	44,075

Loss before income taxes	(7,506)	(5,140)	(32,857)	(44,075)

Income tax	-	-	-	-
NET LOSS	$(7,506)	$(5,140)	$(32,857)	$(44,075)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit

Balance, January 1, 2017	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)
Net loss	-	-	-	(32,857)	(32,857)
Balance, September 30, 2017	289,333,360	$28,933	$33,383	$(175,340)	$(113,024)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)
Net loss	-	-	-	(44,075)	(44,075)
Balance, September 30, 2016	289,333,360	$28,933	$33,383	$(135,349)	$(73,033)

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,857)	$(44,075)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	10,862	(12,602)
Accounts payable and accrued liabilities	-	(8,879)
CASH USED IN OPERATING ACTIVITIES	(21,995)	(65,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	21,995	65,406
CASH PROVIDED BY FINANCING ACTIVITIES	21,995	65,406

NET CHANGE IN CASH	-	(150)

CASH BEGINNING OF PERIOD	-	150

CASH END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and September 30, 2017. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

The interim condensed financial information as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC on April 17, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of September 30, 2017, its interim condensed results of operations and comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016, as applicable, and its interim condensed results of cash flows for the nine month periods ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Estimates and Assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts as of September 30, 2017 and December 31, 2016.

Fair Value Measurements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through September 30, 2017.

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

NOTE 3. DUE TO RELATED PARTY

Due to related parties consisted of the following:

	Note	September 30, 2017	December 31, 2016

MMI Group NZ Limited	(a)	$127,162	$105,167

___________

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the three-month and nine-month periods ended September 30, 2017 and 2016, the Company did not issue any common stock.

As at September 30, 2017 and December 31, 2016, the Company had 289,333,360 shares issued and outstanding.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Loss before income taxes	$(7,506)	$(5,140)	$(32,857)	$(44,075)
Tax benefit at statutory rates	2,552	1,748	11,171	14,986
Change in valuation allowance	(2,552)	(1,748)	(11,171)	(14,986)
Net provision for income taxes	-	-	-	-

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$59,616	$48,445
Valuation allowance	(59,616)	(48,445)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $175,340 as of September 30, 2017 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, references to "Love International" the "Company," "we," "our" or "us" refer to Love International Group, Inc. (formerly known as Quintec Corp.), unless the context otherwise indicates.

Forward-Looking Statements

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on April 17, 2017. You should carefully review the risks described in our Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operation

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016.

Balance Sheet Data	September 30, 2017	December 31, 2016
Cash	$-	$-
Deposits and prepaid expenses	14,138	25,000
Total Assets	14,138	25,000
Total Liabilities	127,162	105,167
Stockholders' Deficit	$(113,024)	$(80,167)

The following summary of our results of operations for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
REVENUES	$-	$-

EXPENSES
General and administrative	68	115
Professional fees	7,438	5,025
Total Expenses	7,506	5,140
Loss before income taxes	(7,506)	(5,140)
Income tax	-	-
NET LOSS	$(7,506)	$(5,140)

Revenue

For the three months ended September 30, 2017 and 2016, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Total expenses for the three months ended September 30, 2017 were $7,506, increasing by $2,366 from $5,140 for the same period in 2016. The increase was mainly attributed to increased professional fees.

Net loss

Net loss for the three months ended September 30, 2017 was $7,506, increasing by $2,366 from a net loss of $5,140, for the same period in 2016.

Nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
REVENUES	$-	$-

EXPENSES
General and administrative	205	697
Professional fees	32,652	43,378
Total Expenses	32,857	44,075
Loss before income taxes	(32,857)	(44,075)
Income tax	-	-
NET LOSS	$(32,857)	$(44,075)

Revenue

For the nine months ended September 30, 2017 and 2016, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Total expenses for the nine months ended September 30, 2017 were $32,857, decreasing by $11,218 from $44,075 for the same period in 2016. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the nine months ended September 30, 2017 was $32,857, decreasing by $11,218 from a net loss of $44,075 for the same period in 2016.

Liquidity and Capital Resources

To date, we are still preparing to launch our principal plan of operations. Thus we have minimal business and our expenses have been primarily for professional fees related to past registration statements and ongoing regulatory expenses.

We anticipate we will need $50,000 to fund the next 12 months of our operations. Currently we do not have sufficient capital to fund our operations and business development for the next 12 months. Management intends to raise additional funds through public or private placement offerings. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

As of September 30, 2017, our cash balance was $0 and we had current liabilities $127,162.

We had no material commitments for capital expenditures as of September 30, 2017.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of September 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As of September 30, 2017	As of December 31, 2016
Current Assets	$14,138	$25,000
Current Liabilities	$127,162	$105,167
Working Capital Deficiency	$(113,024)	$(80,167)

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash Used in Operating Activities	$(21,995)	$(65,556)
Cash Provided by Financing Activities	$21,995	$65,406
Net Decrease in Cash During Period	$-	$(150)

As of September 30, 2017 and December 31, 2016, our cash balance was $0 and $0 respectively, and our total assets were $14,138 as of September 30, 2017, compared to $25,000 as of December 31, 2016. The decrease in total assets was primarily due to a decrease in prepaid expenses.

As of September 30, 2017, our company had total liabilities of $127,162, compared to total liabilities of $105,167 as of December 31, 2016.

As of September 30, 2017, our company had a working capital deficiency of $113,024, compared to $80,167 as of December 31, 2016. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flows from Operating Activities

During the nine months ended September 30, 2017 and 2016, our company used $21,995 and $65,556 in cash for operating activities, respectively. The decrease in cash used in operating activities was attributed to decrease of professional fees related to ongoing regulatory requirements.

Cash Flows from Investing Activities

We did not use any funds for investing activities in the nine months ended September 30, 2017 and 2016.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, we received $21,995 from advances from a related party, compared to $65,406 during the nine months ended September 30, 2016.

Going Concern

We had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2016 and September 30, 2017. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2017. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of September 30, 2017.

In order to cure the foregoing material weaknesses, we have taken or are taking the following remediation measures:

•

We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by September 30, 2017.

•	We plan to provide additional training to our accounting personnel on U.S. GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

Despite the material weaknesses and deficiencies reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Love International Group, Inc.

Dated: November 14, 2017	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang
President
(principal executive officer)

Dated: November 14, 2017	By:	/s/ Wei Min Jin
	Name:	Wei Min Jin
Chief Financial Officer (principal financial officer)

