Form 10-K
period 2017-12-31
LOVE INTERNATIONAL GROUP, INC.
filed 2018-04-03
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017, was $0 based on a $0.00 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there were no bids or asks during the period from January 1, 2017 through June 30, 2017).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 289,333,360 shares as of March 29, 2018

DOCUMENTS INCORPORATED BY REFERENCE

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

We completed a forward stock split on February 5, 2016, pursuant to which every one share of our common stock was divided into 10 shares of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the forward stock split unless specified otherwise.

Item 1. Business.

Overview

Since May 18, 2016, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company," “we,” “us” or “our”) has shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

Business Strategy

The Company is currently developing and launching the online platform to promote discounted airline tickets and hotels, as well as developing and launching the DIY system. The Company anticipates the prices of the airline tickets and hotel rooms promoted on its online platform will be priced competitively, if not lower, than the marketplace as the Company plans on partnering with some of the airlines and big airline ticket wholesalers. As for the DIY system, the Company anticipates gaining market share based on the originality and specialty of the travel activities to be offered on the Company's online platform through local travel companies and/or travel specialists that the Company is going to partner with.

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.

Service Offerings

Through our anticipated online travel service platform, we anticipate connecting consumers with travel service providers of cheap airline tickets and hotel rooms as well as original and special travel activities. The Company anticipates partnering with airlines and big airline ticket wholesalers in order to provide discounted airline tickets and local travel companies and/or travel specialists as to providing original and special travel activities.

Marketing Plan

Initially, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon the launch of the online platform in Southeast Asia, Canada, United States and Australia.

Research and Development

Management plans to develop and launch an online platform to promote cheap airline tickets and hotels as well as develop and launch a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities.

Competition

We expect that we will compete with online and traditional providers of airline tickets and hotel rooms as well as operators of tourist activities. The markets for the provision of cheap airline tickets and hotel rooms and provision of tourist activities, are intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. Some of our potential competitors, such as Priceline, Google, Alibaba, and Amazon, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. Potential competitors also include traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services. In addition, travel service providers, including airlines, hotel chains, and tourism operators with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Further, consolidation among travel service providers, could result in lower rates of commission paid to online travel companies, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings.

Intellectual Property

The Company currently does not own any intellectual property.

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

Government Regulation

We must comply with laws and regulations applicable to online commerce. Increased regulation of the internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our services, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

Corporate History

The Company was incorporated in Nevada on May 23, 2013 under the name Quintec Corp. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company was originally formed to develop a way to make toy and trinket shopping more interactive and more fun. Prior to November 2015, when the Company underwent a change in control and a change in management, and the new management adopted a new business plan based on the development of an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers, our primary mission was to develop and install 3D printing kiosks in shopping centers throughout Chile and eventually all of South America, which would allow customers to create 3D printed products on location, while they wait or shop for other items. The idea behind the technology was to allow customers to print toys and gifts at a low price, in a very interactive manner.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. We believe that we will require up to an additional $60,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.

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

We have incurred losses in current and prior periods. Our accumulated deficit at December 31, 2017 was $187,138. We incurred a net loss for the years ended December 31, 2017 and 2016 of $44,655 and $51,209, respectively. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited annual financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Working capital deficiency and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We plan to raise additional funds through equity financing in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing. Also, the presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

•

We are committed to establishing the internal audit functions, but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2017; and

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

We are dependent upon outside advisors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently maintains a mailing address at 26 Floor, One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. The Company's telephone number is +852 2697 7733. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of the Company's CEO.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's stock is quoted on the OTCQB under the ticker symbol, “LOVV.” No public market currently exists for shares of our common stock.

Holders

As of March 29, 2018, the Company had 30 stockholders of record and 289,333,360 common shares issued and outstanding.

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

We did not issue unregistered equity securities during the fiscal year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2017.

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

Corporate Overview

Since May 18, 2016, Love International Group, Inc. (formerly known as Quintec Corp.) (the "Company," “we,” “us” or “our”) has shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products with highly comparable discount pricing to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

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

Results of Operations

Years Ended December 31, 2017 and 2016

The following table provides selected financial data about our company as of December 31, 2017 and 2016.

Balance Sheet Data	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$-	$-
Prepaid Expenses	20,000	25,000
Total Assets	20,000	25,000
Total Current Liabilities	144,822	105,167
Stockholders’ Deficit	$(124,822)	$(80,167)

The following summary of our results of operations should be read in conjunction with our financial statements, as included in this Annual Report on Form 10-K.

	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUES	$-	$--

EXPENSES
General and administrative	205	834
Professional fees	44,450	50,375
Total Expenses	44,655	51,209
Loss before income taxes	(44,655)	(51,209)
Income tax	-	--
NET LOSS	$(44,655)	$(51,209)

Revenue

We have generated no revenues during the years ended December 31, 2017 and 2016.

Expenses

Operating expenses for the year ended December 31, 2017 were $44,655, decreasing by $6,554 from $51,209 for the year ended December 31, 2016. The decrease in expenses was attributed to decreased professional fees related to ongoing regulatory costs. Our professional fees, consisting of legal, audit, accounting and transfer agent fees, for the year ended December 31, 2017 was $44,450, decreasing by $5,925 from $50,375 for the year ended December 31, 2016.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2017 was $44,655, decreasing by $6,554 from a net loss of $51,209 for the year ended December 31, 2016.

Liquidity and Capital Resources

To date we are still preparing to launch our principal plan of operations. Thus we have minimal business and our expenses have been primarily for professional fees related to our past registration statement and ongoing regulatory expenses.

We anticipate we will need $60,000 to fund the next 12 months of our operations. Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

Management intends to raise additional funds through public or private placement offerings. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

We had no material commitments for capital expenditures as of December 31, 2017.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	December 31,		(Decrease)/
	2017	2016	Increase
Current Assets	$20,000	$25,000	$(5,000)
Current Liabilities	144,822	105,167	39,655
Working Capital (Deficiency)	$(124,822)	$(80,167)	$44,655

Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash Used in Operating Activities	$(31,994)	$(85,818)
Cash Provided by Financing Activities	31,994	85,668
Net Decrease in Cash in the year	$-	$(150)

Cash and cash equivalents as of December 31, 2017 and 2016 were $0. Total assets as of December 31, 2017 were $20,000, decreasing by $5,000 from $25,000 as of December 31, 2016. Decrease in total assets was primarily due to utilization of prepayments in 2017.

Total current liabilities as of December 31, 2017 was $144,822, increasing by $39,655 from $105,167 as of December 31, 2016.

As at December 31, 2017, our company had a working capital deficiency of $124,822, compared with a working capital deficiency of $80,167 as at December 31, 2016. The increase in working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the years ended December 31, 2017 and 2016, our company used $31,994 and $85,818 in cash from operating activities, respectively. The decrease in cash used in operating activities was attributed to decrease of professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

We did not use or generate any funds for investing activities during the years ended December 31, 2017 and 2016.

Cash Flow from Financing Activities

During the years ended December 31, 2017 and 2016, the Company received $31,994 and $85,668 from advances from related party, respectively.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2017. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either though financing from our shareholders or related parties, a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-12 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by two individuals without adequate compensating controls; (5) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (6) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our President and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2017.
•	We plan to provide additional training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

Despite the material weaknesses reported above, our management believes that our financial statements included in this annual report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Yong Qiang Yang	46	President and Director (principal executive officer)
Wei Min Jin	42	Chief Financial Officer and Director (principal financial and accounting officer)

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

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CFO Director	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 02/2007 To: Current	Management	Director	Taizhou City Huang Yan District Qicaifang Jiaju Company	Manage and direct the company
From: 03/2014 To: Current	Management	Director	MMI Group NZ Limited (Finance)	Manage and direct the company
From: 12/2016 To: Current	Management	Director	Shanghai Lefu E-Commerce Co. Limited	Manage and direct the company

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the fiscal year ended December 31, 2017, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers and employees.

Board and Committee Meetings

Our board of directors currently consists of only two members, Yong Qiang Yang and Wei Min Jin. The Board held no formal meetings during the year ended December 31, 2017. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2017.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officer and principal financial officer, whose total compensation did not exceed $100,000 for the respective fiscal year.

2017 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yong Qiang Yang
President (principal	2017	0	0	0	0	0	0	0	0
executive officer)	2016	0	0	0	0	0	0	0	0

Wei Min Jin Chief Financial Officer (principal financial and	2017	0	0	0	0	0	0	0	0
accounting officer)	2016	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended December 31, 2017.

Outstanding Equity Awards at End of Fiscal Period

There were no outstanding equity awards as of December 31, 2017.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2017, there were no options exercised by our named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 29, 2018, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (1)

DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Yong Qiang Yang	82,500,000	28.5%
	Wei Min Jin	67,500,000	23.3%

Common Stock	All Directors and Executive Officers as a Group (2 persons)	150,000,000	51.8%

Notes:
(1)

Based on 289,333,360 shares of the Company's common stock issued and outstanding as of March 29, 2018. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2018.

(2)

On November 11, 2015, a change in control of the Company occurred. On that date, Walter Lee, our then-sole officer and director, sold certain of his shares in a private transaction to Yong Qiang Yang and Wei Min Jin, who subsequently became offices and directors of the Company. The shares sold represented an aggregate of 15,000,000 shares of the Company's Common Stock prior to the forward stock split on February 5, 2016. Mr. Lee sold the remainder of his shares to other individuals in separate transactions not involving a public sale or distribution. Walter Lee was the record holder of 20,000,000 shares of Common Stock prior to the forward stock split on February 5, 2016. After the sale of stock, Walter Lee had no further ownership of any voting securities of the Company. On February 5, 2016, a 10-for-1 forward stock split became effective and the issued and outstanding shares of common stock of the Company became 289,333,360.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at December 31, 2017 and 2016, we owed our related party $137,161 and $105,167, respectively, for expenses they paid on our behalf. Yong Qiang Yang, our President and Wei Min Jin, our Chief Financial Officer, have beneficial interests in this party. The total amounts owed are unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Audit Fees (1)	$11,600	$11,500
Audit Related Fees (2)	-	--
Tax Fees (3)	-	--
All Other Fees (4)	-	--
Total	$11,600	$11,500

_________________

(1)	Audit fees consist of fees incurred for professional services rendered for the audits of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 28, 2014)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOVE INTERNATIONAL GROUP, INC.

Date: April 3, 2018	By:	/s/ Yong Qiang Yang
Yong Qiang Yang
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yong Qiang Yang	President and Director	April 3, 2018
Yang Yong Qiang	(Principal Executive Officer)

/s/ Wei Min Jin	Chief Financial Officer and Director	April 3, 2018
Wei Min Jin	(Principal Financial and Accounting Officer)

LOVE INTERNATIONAL GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Love International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Love International Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2017 and 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company's auditor since 2016.

Hong Kong, China

April 3, 2018

LOVE INTERNATIONAL GROUP, INC.

Balance Sheets

As of December 31, 2017 and 2016

	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$-
Prepaid expenses	20,000	25,000
Total current assets	20,000	25,000

TOTAL ASSETS	$20,000	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$7,661	$-
Due to related party	137,161	105,167
Total current liabilities	144,822	105,167

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding, respectively	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(187,138)	(142,483)
TOTAL STOCKHOLDERS' DEFICIT	(124,822)	(80,167)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,000	$25,000

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Statements of Operations

Years Ended December 31, 2017 and 2016

	2017	2016

REVENUES	$-	$-

EXPENSES
General and administrative	205	834
Professional fees	44,450	50,375
Total expenses	44,655	51,209
Loss before income taxes	(44,655)	(51,209)
Income tax	-	-
NET LOSS	$(44,655)	$(51,209)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Statements of Stockholders' Deficit

Years Ended December 31, 2017 and 2016

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	289,333,360	$28,933	$33,383	$(91,274)	$(28,958)
Net loss	-	-	-	(51,209)	(51,209)
Balance, December 31, 2016 and January 1, 2017	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)
Net loss	-	-	-	(44,655)	(44,655)
Balance, December 31, 2017	289,333,360	$28,933	$33,383	$(187,138)	$(124,822)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,655)	$(51,209)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(25,000)
Accounts payable and accrued liabilities	7,661	(9,609)
CASH USED IN OPERATING ACTIVITIES	(31,994)	(85,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	31,994	85,668
CASH PROVIDED BY FINANCING ACTIVITIES	31,994	85,668

NET CHANGE IN CASH	-	(150)

CASH, BEGINNING OF YEAR	-	150

CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2017 and 2016. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through financing from its shareholders or related parties, a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing.

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

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts during the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through December 31, 2017.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. DUE TO RELATED PARTY

Due to related party consisted of the following:

	Note	2017	2016

MMI Group NZ Limited	(a)	137,161	105,167

______

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the years ended December 31, 2017 and 2016, the Company did not issue any common stock.

As at December 31, 2017 and 2016, the Company had 289,333,360 shares issued and outstanding.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates of up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2017 and 2016.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	2017	2016

Loss before income taxes	$(44,655)	$(51,209)
Tax benefit at statutory rates	15,183	17,411
Provisional re-measurement of deferred taxes – TCJ Act	(24,329)
Change in valuation allowance	9,146	(17,411)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$39,299	$48,445
Valuation allowance	(39,299)	(48,445)
Net deferred tax asset	$-	$-

Tax Cuts and Jobs Act (“TCJ Act”)

During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. The Company is required to re-measure its deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act, and reflected in the provision for income taxes.

The Company has accumulated net operating loss carryovers of approximately $187,138 and $142,483 as of December 31, 2017 and 2016, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal years 2016 and 2017 remain open to examination by federal tax authorities and other tax jurisdictions.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

