Form 10-Q
period 2018-03-31
LOVE INTERNATIONAL GROUP, INC.
filed 2018-05-14
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2018, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended March 31, 2018.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$-	$-
Deposits and prepaid expenses	19,000	20,000
TOTAL ASSETS	$19,000	$20,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$4,385	$7,661
Due to related party	147,177	137,161
Total current liabilities	151,562	144,822

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(194,878)	(187,138)
TOTAL STOCKHOLDERS' DEFICIT	(132,562)	(124,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,000	$20,000

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2018	2017

REVENUES	$-	$-

EXPENSES
General and administrative	102	34
Professional fees	7,638	9,843
Total Expenses	7,740	9,877
Loss before income taxes	(7,740)	(9,877)
Income tax	-	-
NET LOSS	$(7,740)	$(9,877)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	289,333,360	$28,933	$33,383	$(187,138)	$(124,822)
Net loss	-	-	-	(7,740)	(7,740)
Balance, March 31, 2018	289,333,360	$28,933	$33,383	$(194,878)	$(132,562)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	289,333,360	28,933	33,383	(142,483)	(80,167)
Net loss	-	-	-	(9,877)	(9,877)
Balance, March 31, 2017	289,333,360	$28,933	$33,383	$(152,360)	$(90,044)

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,740)	$(9,877)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	1,000	2,200
Accounts payable and accrued liabilities	(3,276)	4,542
CASH USED IN OPERATING ACTIVITIES	(10,016)	(3,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,016	3,135
CASH PROVIDED BY FINANCING ACTIVITIES	10,016	3,135

NET CHANGE IN CASH	-	-

CASH BEGINNING OF PERIOD	-	-

CASH END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2017 and March 31, 2018. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

The interim condensed financial information as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on April 3, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of March 31, 2018, its interim condensed results of operations and comprehensive loss for the three month periods ended March 31, 2018 and 2017, as applicable, and its interim condensed results of cash flows for the three month periods ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts as of March 31, 2018 and December 31, 2017.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, balance with related parties and accounts payable approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through March 31, 2018.

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

NOTE 3. DUE TO RELATED PARTY

Due to related party consisted of the following:

	Note	March 31, 2018	December 31, 2017

MMI Group NZ Limited	(a)	$147,177	$137,161

__________

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the three-month periods ended March 31, 2018 and 2017, the Company did not issue any common stock.

As at March 31, 2018 and December 31, 2017, the Company had 289,333,360 shares issued and outstanding.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2018 and 2017.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Three Months Ended March, 31
	2018	2017

Loss before income taxes	$(7,740)	$(9,877)
Statutory income tax rate	21%	34%
Tax benefit at statutory rates	1,625	3,358
Change in valuation allowance	(1,625)	(3,358)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$40,924	$39,299
Valuation allowance	(40,924)	(39,299)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $194,878 and $187,138 as of March 31, 2018 and December 31, 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2035. The fiscal year 2017 remain open to examination by federal tax authorities and other tax jurisdictions.

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

Forward-Looking Statements

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on April 3, 2018. You should carefully review the risks described in our Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Business Introduction / Overview

Love International Group, Inc., formerly known as Quintec Corp., (the “Company”) was incorporated in Nevada on May 23, 2013. The Company was originally formed to develop a way to make toy and trinket shopping more interactive and more fun. Prior to November 2015, our primary mission was to develop and install 3D printing kiosks in shopping centers throughout Chile and eventually all of South America, which would allow customers to create 3D printed products on location, while they wait or shop for other items. The idea behind the technology was to allow customers to print toys and gifts at a low price, in a very interactive manner. On November 11, 2015, the Company underwent a change in control and a change in management, and the new management adopted a new business plan that was based on the development of an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers.

Since May 18, 2016, the Company has shifted its business focus to developing and launching an online platform to promote cheap airline tickets and hotels as well as developing and launching a "Do-It-Yourself" ("DIY") system for the Company's customers to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine.

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

At the beginning, the Company anticipates targeting potential customers in mainland China and Hong Kong as to the promotion of airline tickets and hotel rooms. The airline tickets and hotel booking selections may be limited upon the launch of the Company's online platform. The Company anticipates focusing the DIY activities upon launching the online platform in South East Asia, Canada, United States and Australia.

We do not yet have any operations and the development of our business is speculative. We will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless we are able to secure adequate financing, our business development will be curtailed.

Results of Operation

The following table provides selected financial data about our company as of March 31, 2018 and December 31, 2017.

Balance Sheet Data	March 31, 2018	December 31, 2017
Cash	$-	$-
Deposits and prepaid expenses	19,000	20,000
Total Assets	19,000	20,000
Total Liabilities	151,562	144,822
Stockholders' Deficit	$(132,562)	$(124,822)

The following summary of our results of operations for the three month periods ended March 31, 2018 and 2017 should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended March 31,
	2018	2017
REVENUES	$-	$-

EXPENSES
General and administrative	102	34
Professional fees	7,638	9,843
Total Expenses	7,740	9,877
Loss before income taxes	(7,740)	(9,877)
Income tax	-	-
NET LOSS	$(7,740)	$(9,877)

Revenue

For the three months ended March 31, 2018 and 2017, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Total expenses for the three months ended March 31, 2018 were $7,740, decreasing by $2,137 from $9,877 for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the three months ended March 31, 2018 was $7,740, decreasing by $2,137 from a net loss of $9,877, for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

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

As of March 31, 2018, our cash balance was $0 and we had current liabilities $151,562.

We had no material commitments for capital expenditures as of March 31, 2018.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of March 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As of March 31, 2018	As of December 31, 2017
Current Assets	$19,000	$20,000
Current Liabilities	$151,562	$144,822
Working Capital Deficiency	$(132,562)	$(124,822)

Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash Used in Operating Activities	$(10,016)	$(3,135)
Cash Provided by Financing Activities	$10,016	$3,135
Net Decrease in Cash During Period	$-	$-

As of March 31, 2018 and December 31, 2017, our cash balances were $0, and our total assets were $19,000 as of March 31, 2018, compared to $20,000 as of December 31, 2017. The decrease in total assets was primarily due to a decrease in prepaid expenses.

As of March 31, 2018, our company had total liabilities of $151,562, compared to total liabilities of $144,822 as of December 31, 2017.

As of March 31, 2018, our company had a working capital deficiency of $132,562, compared to $124,822 as of December 31, 2017. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flows from Operating Activities

During the three months ended March 31, 2018 and 2017, the Company used $10,016 and $3,135 in cash for operating activities, respectively. The increase in cash used in operating activities in the first quarter of 2018 was attributed to our net loss and settlement of accrued professional fees related to ongoing regulatory requirements.

Cash Flows from Investing Activities

We did not use any funds for investing activities in the three months ended March 31, 2018 and 2017.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, we received $10,016 from advances from a related party, compared to $3,135 during the three months ended March 31, 2017.

Going Concern

We had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2017 and March 31, 2018. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, our business development will be curtailed. .

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

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to expand, develop, or continue our operations.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2018. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and compensation committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (5) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2018.

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

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by March 31, 2018.

•	We plan to provide additional training to our accounting personnel on U.S. GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Love International Group, Inc.

Dated: May 14, 2018	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang
President
(principal executive officer)

Dated: May 14, 2018	By:	/s/ Wei Min Jin
	Name:	Wei Min Jin
Chief Financial Officer (principal financial officer)

