Form 10-Q
period 2018-06-30
LOVE INTERNATIONAL GROUP, INC.
filed 2018-08-14
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 289,333,360 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements for the Period Ended June 30, 2018.

LOVE INTERNATIONAL GROUP, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$-	$-
Deposits and prepaid expenses	16,600	20,000
TOTAL ASSETS	$16,600	$20,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$7,661
Due to related party	163,606	137,161
Total current liabilities	163,606	144,822

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(209,322)	(187,138)
TOTAL STOCKHOLDERS' DEFICIT	(147,006)	(124,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,600	$20,000

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	203	103	305	137
Professional fees	14,241	15,371	21,879	25,214
Total Expenses	14,444	15,474	22,184	25,351
Loss before income taxes	(14,444)	(15,474)	(22,184)	(25,351)
Income tax	-	-		-
NET LOSS	$(14,444)	$(15,474)	$(22,184)	$(25,351)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360	289,333,360	289,333,360

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	289,333,360	$28,933	$33,383	$(187,138)	$(124,822)
Net loss	-	-	-	(22,184)	(22,184)
Balance, June 30, 2018	289,333,360	$28,933	$33,383	$(209,322)	$(147,006)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	289,333,360	28,933	33,383	(142,483)	(80,167)
Net loss	-	-	-	(25,351)	(25,351)
Balance, June 30, 2017	289,333,360	$28,933	$33,383	$(167,834)	$(105,518)

The accompanying notes are an integral part of these condensed financial statements.

LOVE INTERNATIONAL GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,184)	$(25,351)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	3,400	7,190
Accounts payable and accrued liabilities	(7,661)	2,200
CASH USED IN OPERATING ACTIVITIES	(26,445)	(15,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	26,445	15,961
CASH PROVIDED BY FINANCING ACTIVITIES	26,445	15,961

NET CHANGE IN CASH	-	-

CASH BEGINNING OF PERIOD	-	-

CASH END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2017 and June 30, 2018. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company plans to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, its business development will be curtailed.

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

The interim condensed financial information as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on April 3, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company's interim condensed financial position as of June 30, 2018, its interim condensed results of operations and comprehensive loss for the three and six month periods ended June 30, 2018 and 2017, as applicable, and its interim condensed results of cash flows for the six month periods ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts as of June 30, 2018 and December 31, 2017.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options since inception on May 23, 2013 through June 30, 2018.

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

NOTE 3. DUE TO RELATED PARTY

Due to related parties consisted of the following:

	Note	June 30, 2018	December 31, 2017

MMI Group NZ Limited	(a)	$163,606	$137,161

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS' EQUITY

During the three and six month periods ended June 30, 2018 and 2017, the Company did not issue any common stock.

As at June 30, 2018 and December 31, 2017, the Company had 289,333,360 shares issued and outstanding.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six month ended June 30, 2018 and 2017.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Loss before income taxes	$(14,444)	$(15,474)	$(22,184)	$(25,351)
Statutory income tax rate	21%	34%	21%	34%
Tax benefit at statutory rates	3,033	5,261	4,658	8,619
Change in valuation allowance	(3,033)	(5,261)	(4,658)	(8,619)
Provision for income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$43,957	$39,299
Valuation allowance	(43,957)	(39,299)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $209,322 and $187,138 as of June 30, 2018 and December 31, 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2035. The fiscal year 2017 remain open to examination by federal tax authorities and other tax jurisdictions.

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

Results of Operation

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017.

Balance Sheet Data	June 30, 2018	December 31, 2017
Cash	$-	$-
Deposits and prepaid expenses	16,600	20,000
Total Assets	16,600	20,000
Total Liabilities	163,606	144,822
Stockholders' Deficit	$(147,006)	$(124,822)

The following summary of our results of operations for the three and six month periods ended June 30, 2018 and 2017 should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
REVENUES	$-	$-

EXPENSES
General and administrative	203	103
Professional fees	14,241	15,371
Total Expenses	14,444	15,474
Loss before income taxes	(14,444)	(15,474)
Income tax	-	-
NET LOSS	$(14,444)	$(15,474)

Revenue

For the three months ended June 30, 2018 and 2017, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Total expenses for the three months ended June 30, 2018 were $14,444, decreasing by $1,030 from $15,474 for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the three months ended June 30, 2018 was $14,444, decreasing by $1,030 from a net loss of $15,474, for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

Six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
REVENUES	$-	$-

EXPENSES
General and administrative	305	137
Professional fees	21,879	25,214
Total Expenses	22,184	25,351
Loss before income taxes	(22,184)	(25,351)
Income tax	-	-
NET LOSS	$(22,184)	$(25,351)

Revenue

For the six months ended June 30, 2018 and 2017, we had no revenue.

Expenses

The majority of our expenses were primarily professional fees related to ongoing regulatory costs. Total expenses for the six months ended June 30, 2018 were $22,184, decreasing by $3,167 from $25,351 for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

Net loss

Net loss for the six months ended June 30, 2018 was $22,184, decreasing by $3,167 from a net loss of $25,351, for the same period in 2017. The decrease was mainly attributed to decreased professional fees.

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

As of June 30, 2018, our cash balance was $0 and we had current liabilities of $163,606.

We had no material commitments for capital expenditures as of June 30, 2018.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As of June 30, 2018	As of December 31, 2017
Current Assets	$16,600	$20,000
Current Liabilities	(163,606)	144,822
Working Capital Deficiency	$(147,006)	$(124,822)

Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash Used in Operating Activities	$(26,445)	$(15,961)
Cash Provided by Financing Activities	26,445	15,961
Net Change in Cash During Period	$-	$-

As of June 30, 2018 and December 31, 2017, our cash balances were $0, and our total assets were $16,600 as of June 30, 2018, compared to $20,000 as of December 31, 2017. The decrease in total assets was primarily due to a decrease in prepaid expenses.

As of June 30, 2018, our company had total liabilities of $163,606, compared to total liabilities of $144,822 as of December 31, 2017.

As of June 30, 2018, our company had a working capital deficiency of $147,006, compared to $124,822 as of December 31, 2017. The increase in the working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flows from Operating Activities

During the six months ended June 30, 2018 and 2017, the Company used $26,445 and $15,961 in cash for operating activities, respectively. The increase in cash used in operating activities in the first six months of 2018 was mainly attributed to our net loss and settlement of accrued professional fees related to ongoing regulatory requirements.

Cash Flows from Investing Activities

We did not use any funds for investing activities in the six months ended June 30, 2018 and 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, we received $26,445 from advances from a related party, compared to $15,961 during the six months ended June 30, 2017.

Going Concern

We had a working capital deficiency, accumulated deficit from recurring net losses and net liabilities as of December 31, 2017 and June 30, 2018. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either through a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing. Until and unless it is able to secure adequate financing, our business development will be curtailed. .

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2018. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and compensation committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and (5) insufficient skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of June 30, 2018.

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

•	We are committed to establishing the internal audit functions but due to limited qualified personnel in the region, we were not able to hire sufficient internal audit resources by June 30, 2018.

•	We plan to provide additional training to our accounting personnel on U.S. GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Love International Group, Inc.

Dated: August 14, 2018	By:	/s/ Yong Qiang Yang
	Name:	Yong Qiang Yang
President
(principal executive officer)

Dated: August 14, 2018	By:	/s/ Wei Min Jin
	Name:	Wei Min Jin
Chief Financial Officer (principal financial officer)

