Form 10-K
period 2018-12-31
LOVE INTERNATIONAL GROUP, INC.
filed 2019-04-01
CIK 1605780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-55642

LOVE INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada	80-0929366
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

Room 161, 2nd Floor, No. 12 Building, 1154 Kangqiao Road, Pu Dong New District, Shanghai, China	201315
(Address of principal executive offices)	(Zip code)

+86 021 23563330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0 based on a $0.00 average bid and asked price of such common equity (there were no bids or asks during the period from January 1, 2018 through June 30, 2018).

Number of shares of common stock outstanding as of March 25, 2019 was 1,000,000,000.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Following the completion of the fiscal year ended December 31, 2018 covered by this Annual Report on Form 10-K, on February 11, 2019, Love International Group, Inc., or the Company, completed a share exchange transaction pursuant to a share exchange agreement, or the Share Exchange Agreement with Lovego Holdings Limited, a corporation organized under the laws of the Cayman Islands (“Lovego Holdings”), Lovego Hong Kong Limited, a Hong Kong corporation (“Lovego Hong Kong”), Shanghai Lepan Business Information Consulting Co., Ltd., a PRC corporation (“WFOE”), Shenzhen Qianhai Lefu E-Commerce Co., Ltd., a PRC corporation (“Shenzhen Lefu”), Shanghai Lefu E-Commerce Co., Ltd., a PRC corporation (“Shanghai Lefu”), and the then shareholders of Lovego Holdings (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders transferred all of the shares of the capital stock of Lovego Holdings held by them, constituting all of the issued and outstanding stock of Lovego Holdings, to the Company, in exchange for 710,666,640 newly issued shares of the Company’s common stock, par value $.0001 per share, that constituted approximately 71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Merger”). The Shareholders are Lejoy Holdings Limited and Leseng Holdings Limited, each a British Virgin Islands company.

Upon the completion of Merger, the business of Lovego Holdings Limited and its subsidiaries and consolidated affiliated entities became our business.

On February 1, 2016, the Financial Industry Regulatory Authority approved a 10-for-1 forward stock split of the issued and outstanding shares of common stock of the Company. Unless otherwise noted, all references to common stock share amounts and prices per share of common stock in this Annual Report on Form 10-K reflect the aforesaid forward stock split.

As used herein, the words the “Company,” “we,” “us,” and “our” refer to Love International Group, Inc. and its direct and indirect subsidiaries, as applicable.

Our reporting currency is the U.S. dollars. The Company uses RMB as its functional currency. This Report contains conversion of Renminbi (RMB) amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all conversions of Renminbi into U.S. dollars were made at RMB6.8632 to $1, which was the official base exchange rate published by the People’s Bank of China (PBOC) on December 31, 2018. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the respective official base exchange rate published by the PBOC as of the balance sheet date. Equity accounts denominated in Renminbi are translated into U.S. dollars at the applicable historical exchange rate. Revenues, expenses, gains and losses denominated in Renminbi are translated into U.S. dollars at the official annual average exchange rate for the applicable year as published by the PBOC. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our planned online mobile platform’s ability to increase and expand the selection of products and services offering;

●

our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to the use of proceeds from our private placement offering and our needs for additional financing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or Jobs Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I

ITEM 1. BUSINESS

Our Corporate History and Recent Developments

Love International Group, Inc. was incorporated in Nevada on May 23, 2013 under the name Quintec Corp. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

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

On November 11, 2015, a change in control of the Company occurred, whereby Walter Lee, the-then sole officer and director, sold 15,000,000 of his shares of common stock, representing 51.8% of the then voting power of the issued and outstanding capital stock of the Company, in a private transaction to Yong Qiang Yang (8,250,000 shares) and Wei Min Jin (6,750,000 shares), who subsequently became officers and directors of the Company. Mr. Lee sold the remainder of his shares (5,000,000 shares) to other individuals in separate transactions not involving a public sale or distribution. After the sale of stock, Walter Lee had no further ownership of any voting securities of the Company.

On November 30, 2015, the Company accepted the resignation of Walter Lee from his positions as President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors. The Board of Directors appointed Yong Qiang Yang as President of the Company and a member of the Board of Directors, and Wei Min Jin as Chief Financial Officer and Secretary of the Company and a member of the Board of Directors, effective November 30, 2015.

All references above to share and per share data have not been adjusted to give effect of the forward stock split (see below).

On January 20, 2016, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

On February 1, 2016, the Financial Industry Regulatory Authority approved: (a) changing the name of the Company to Love International Group, Inc. (the “Name Change”); (b) increasing the aggregate number of authorized shares of common stock of the Company from one hundred and fifty million (150,000,000) shares, par value $0.001, to one billion (1,000,000,000) shares, par value $0.0001 per share (the “Authorized Share Increase”); (c) a 10-for-1 forward stock split of the issued and outstanding shares of common stock of the Company (the “Forward Split”; together with the Name Change and Authorized Share Increase, the “Corporate Actions”); and (d) a new trading symbol of LOVV.

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

On February 11, 2019, we entered into the Share Exchange Agreement, pursuant to which, the Shareholders transferred all of the shares of the capital stock of Lovego Holdings held by them, constituting all of the issued and outstanding stock of Lovego Holdings, to the Company, in exchange for 710,666,640 newly issued shares of the our common stock, par value $.0001 per share, that constituted approximately 71% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Merger”). The Shareholders are Lejoy Holdings Limited and Leseng Holdings Limited, each a British Virgin Islands company.

Our Corporate Structure

Following the completion of the Merger on February 11, 2019, we own all of the issued and outstanding capital stock of Lovego Holdings, which in turn owns 100% of the outstanding capital stock of Lovego Hong Kong. Lovego Hong Kong owns 100% of the outstanding equity interest of the WFOE, that in turn has signed a series of agreements with Shenzhen Lefu that grant it control of Shenzhen Lefu’s business and finances. Shenzhen Lefu owns 100% of the outstanding equity interest of Shanghai Lefu.

The following chart reflects our organizational structure as of the date of this Report.

Love International Group, Inc.
(Nevada)
100%
Lovego Holdings Limited
(Cayman Islands)
100%
Lovego Hong Kong Limited
(Hong Kong)
Outside PRC
100%
Inside PRC
Shanghai Lepan Business
Information Consulting Co., Ltd.
Shenzhen Qianhai Lefu
E-Commerce Co., Ltd.
100%
Shanghai Lefu
E-Commerce Co., Ltd.
Equity Interest
Contractual arrangement

Background and History of Lovego Holdings

Lovego Holdings was an exempted company incorporated in the Cayman Islands with limited liability on May 29, 2018. Lovego Holdings was wholly-owned by Leseng Holdings Limited, a British Virgin Islands company controlled by Yong Qiang Yang, our President, and Lejoy Holdings Limited, a British Virgin Islands company controlled by Wei Min Jin, our Chief Financial Officer, before the consummation of the Merger on February 11, 2019.

Lovego Hong Kong is a limited company incorporated in Hong Kong under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) on June 20, 2018. Lovego Hong Kong has a wholly-owned subsidiary, the WFOE, which, in turn, has entered into a series of agreements with Shenzhen Lefu and/ or the shareholders of Shenzhen Lefu, as well as Shanghai Lefu, that grant it control of the business and finances of Shenzhen Lefu and Shanghai Lefu. Shenzhen Lefu owns 100% of the outstanding equity interest of Shanghai Lefu.

Shenzhen Lefu was incorporated in Shenzhen, China under the laws of the PRC on February 1, 2016. At the time of its incorporation, Shenzhen Lefu’s shareholder was Lefu Global (Hong Kong) Co., Ltd.. On September 12, 2017, Lefu Global (Hong Kong) Co., Ltd. transferred 100% of the registered capital of Shenzhen Lefu to Yong Qiang Yang. On October 10, 2017, Yong Qiang Yang transferred an aggregate of 87.78% of the registered capital of Shenzhen Lefu to Wei Min Jin and four (4) other entities. Subsequently on October 25, 2017, the aforesaid four (4) entities transferred the registered capital of Shenzhen Lefu held by them to Yong Qiang Yang and Wei Min Jin, so that since October 25, 2017 to date, Yong Qiang Yang has been the holder of 55% of the registered capital of Shenzhen Lefu and Wei Min Jin has been a holder of 45% of the registered capital of Shenzhen Lefu.

Shanghai Lefu was incorporated in Shanghai, China under the laws of the PRC on November 11, 2016. At the time of its incorporation, Shanghai Lefu had two (2) shareholders: Yong Qiang Yang held 55% of its registered capital and Wei Min Jin held 45% of its registered capital. On May 2, 2017, Yong Qiang Yang and Wei Min Jin transferred some of their equity in Shanghai Lefu to four (4) entities. On September 18, 2017, Yong Qiang Yang and Wei Min Jin and the aforesaid four (4) entities transferred the registered capital of Shanghai Lefu held by them to Shenzhen Lefu, as that since September 18, 2017 to date, Shenzhen Lefu has been the holder of 100% of the registered capital of Shanghai Lefu.

Contractual Arrangements with Shenzhen Qianhai Lefu E-Commerce Co., Ltd.

The following is a summary of the currently effective contracts (the “Shenzhen Lefu Restructuring Agreements”) by and among our subsidiary, the WFOE, Shenzhen Lefu and/ or the shareholders of Shenzhen Lefu.

Under PRC laws, certain restrictions are placed on an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, prior to the Merger, the WFOE entered into and consummated certain contractual arrangements with Shenzhen Lefu and its shareholders pursuant to which the WFOE will provide Shenzhen Lefu including its subsidiaries, branch offices and other investment funds) with commercial, technical and consulting services. Through these contractual arrangements, the WFOE has the ability to substantially influence Shenzhen Lefu’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable our wholly-owned subsidiary, the WFOE, to control Shenzhen Lefu and operate our business in the PRC through Shenzhen Lefu, we are considered the primary beneficiary of Shenzhen Lefu.

Exclusive Business Cooperation Agreement

The Exclusive Business Cooperation Agreement between Shenzhen Lefu and WFOE provides that Shenzhen Lefu appoints WFOE as its exclusive service provider to provide Shenzhen Lefu including its subsidiaries, branch offices and other investment funds) with commercial, technical and consulting services, the scope of which is to be determined by WFOE from time to time. In exchange, Shenzhen Lefu will pay a service fee to WFOE equal to 100% of Shenzhen Lefu’s net profit. The service fee for each month is due in the next month. The agreement will remain effective until WFOE terminates it by 30 days’ advance written notice, while neither Shenzhen Lefu nor its shareholders are entitled to terminate the agreement. WFOE shall be the sole and exclusive owner of all intellectual property rights and interests arising from or in connection with the performance of this agreement.

The Exclusive Business Cooperation Agreement contains promises from Shenzhen Lefu that it will refrain from taking actions, such as declaring or paying any dividends, that could impair WFOE’s interests. These promises are substantially the same as those contained in the Loan Agreement described below, except that Shenzhen Lefu may sell or purchase assets or rights in an amount less than RMB 100,000 in its day-to-day operations, and may provide to or obtain any loan or guarantee from any third party in an amount less than RMB100,000 in its day-to-day operations.

Loan Agreement

The Loan Agreement among WFOE and all of the shareholders of Shenzhen Lefu provides that, WFOE will make a loan in the aggregate principal amount of RMB 10 million (approximately $1.45 million) to the shareholders of Shenzhen Lefu, each shareholder receiving a share of the loan proceeds proportional to his shareholding in Shenzhen Lefu, and in exchange each shareholder agreed (i) to contribute all of his proceeds from the loan to the registered capital of Shenzhen Lefu in order to fund or increase the registered capital of Shenzhen Lefu, and (ii) to pledge his equity in Shenzhen Lefu to WFOE under the Equity Pledge Agreement described below in order to guarantee the repayment of the loan.

The loan is repayable by the shareholders at the option of WFOE either by the transfer of Shenzhen Lefu’s equity to WFOE or a person designated by WFOE or through proceeds indirectly from the transfer of Shenzhen Lefu’s assets to WFOE. The loan does not bear interest, except that if (x) WFOE is able to purchase the equity of Shenzhen Lefu pursuant to the exclusive purchase option agreement described below, and (y) the lowest allowable purchase price for that equity is greater than the principal amount of the loan, then interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, WFOE may acquire all of the equity of Shenzhen Lefu by forgiving the loan, without making any further payment. If the principal amount of the loan is greater than the lowest allowable purchase price for the equity of Shenzhen Lefu, then WFOE would exempt the shareholders from paying the difference between the two amounts. The effect of this provision is that, if and when permitted under PRC law, the shareholders of Shenzhen Lefu may satisfy their repayment obligations under the loan by transferring all of Shenzhen Lefu’s equity to WFOE, without making any further payment.

The Loan Agreement also contains promises from the shareholders of Shenzhen Lefu that during the term of the agreement they will elect as the sole director of Shenzhen Lefu only the candidate nominated by WFOE, and they will use their best efforts to ensure that Shenzhen Lefu does not take certain actions without the prior written consent of WFOE, including (i) supplementing or amending the articles of association or rules of Shenzhen Lefu, or of any subsidiary wholly owned by it, (ii) increasing or decreasing its registered capital or shareholding structure, (iii) transferring, pledging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect WFOE’s security interest unless required for Shenzhen Lefu’s normal operational management, (iv) incurring or succeeding to any debts, (v) entering into any material contract except those executed in the course of ordinary business; (vi) acquiring or merging with any third party, or investing in any third party; and (vii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at WFOE’s request, Shenzhen Lefu will promptly distribute all distributable dividends to its shareholders.

The funds that WFOE used to make the loan came from capital contribution of WFOE’s shareholder, i.e. Lovego Hong Kong.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement among WFOE, Shenzhen Lefu, and all of the shareholders of Shenzhen Lefu, provides that Shenzhen Lefu shall grant WFOE or its designated third party an irrevocable and exclusive right to purchase all or part of Shenzhen Lefu’s assets, and the shareholders of Shenzhen Lefu shall grant WFOE or its designated third party an irrevocable and exclusive right to purchase all or part of their equity interests in Shenzhen Lefu. Either right may be exercised by WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for WFOE’s acquisition of equity or assets will be the lower of RMB 1 or the lowest price permissible under PRC law. Shenzhen Lefu and its shareholders are required to execute an equity transfer or asset transfer agreement and related documentation within 30 days of receiving notice from WFOE that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains promises from Shenzhen Lefu and its shareholders that they will refrain from taking actions, such as distributing dividends, that could impair WFOE’s security interest in the equity of Shenzhen Lefu or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above, except that Shenzhen Lefu may sell or purchase assets or rights in an amount less than RMB 100,000 in the ordinary course of business, and may provide any loan or guarantee to any third party in an amount less than RMB100,000 in the ordinary course of business. The agreement has a term of 5 years, which shall be automatically extended for successive 1-year period, unless terminated by WFOE by 30 days’ advance written notice prior to the end of the term of this Agreement.

Powers of Attorney

Under the irrevocable powers of attorney executed by each shareholder of Shenzhen Lefu, each shareholder appointed WFOE as its attorney-in-fact to exercise such shareholders’ rights in Shenzhen Lefu, including without limitation, the power to vote on its behalf on all matters of Shenzhen Lefu requiring shareholder approval under PRC law and the articles of association of Shenzhen Lefu, including but not limited to transferring, pledging, or disposing of Shenzhen Lefu’s equity, and the right to nominate and appoint Shenzhen Lefu’s legal representative or director.

Equity Pledge Agreement

The Equity Pledge Agreement, among WFOE, Shenzhen Lefu, and all of the shareholders of Shenzhen Lefu, provides that the shareholders of Shenzhen Lefu will pledge all of their equity interests in Shenzhen Lefu to WFOE as a guarantee of the performance of the shareholders’ obligations and Shenzhen Lefu’s obligations under each of the other Shenzhen Lefu Restructuring Agreements. Under the Equity Pledge Agreement, the shareholders of Shenzhen Lefu have also agreed (i) to cause Shenzhen Lefu to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce when and if permitted under PRC laws, (ii) to deliver any dividends received from Shenzhen Lefu during the term of the agreement into a bank account designated by WFOE, and (iii) to deliver Shenzhen Lefu’s official shareholder register and certificate of capital contribution to WFOE or its designated third party.

The Equity Pledge Agreement contains promises from Shenzhen Lefu and its shareholders that they will refrain from taking actions, such as declaring or paying dividends, that could impair WFOE’s security interest in the equity of Shenzhen Lefu or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above, except that Shenzhen Lefu and its subsidiary may sell or purchase assets or rights in an amount less than RMB 100,000 in the ordinary course of business, and may provide to or obtain any loan or guarantee from any third party in an amount less than RMB100,000 in its day-to-day operations.

Completion of Shenzhen Lefu Restructuring

The Shenzhen Lefu Restructuring Agreements were executed on September 29, 2018. As of October 31, 2018, Yong Qiang Yang and Wei Min Jin have pledged their equity interests of Shenzhen Lefu to the WFOE pursuant to the Shenzhen Lefu Restructuring Agreements. The Shenzhen Lefu Restructuring Agreements require the registered capital of Shenzhen Lefu to be contributed in accordance with Shenzhen Lefu’s Articles of Association, which states that 100% of the registered capital of Shanghai Lefu is required to be contributed before February 1, 2036.

Contractual Arrangements with Shanghai Lefu E-Commerce Co., Ltd.

The following is a summary of the currently effective contracts (the “Shanghai Lefu Restructuring Agreement,” collectively with the Shenzhen Lefu Restructuring Agreement, the “PRC Restructuring Agreements”) by and among our subsidiary, the WFOE, Shanghai Lefu and/ or Shenzhen Lefu, which is the sole shareholder of Shanghai Lefu.

As previously stated, under PRC laws, certain restrictions are placed on an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, prior to the Merger, the WFOE entered into and consummated certain contractual arrangements with Shanghai Lefu and its shareholder, Shenzhen Lefu, pursuant to which the WFOE will provide Shanghai Lefu (including its subsidiaries, branch offices and other investment funds) with commercial, technical and consulting services. Through these contractual arrangements, the WFOE has the ability to substantially influence Shanghai Lefu’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable our wholly-owned subsidiary, the WFOE, to control Shanghai Lefu, and to operate our business in the PRC through Shanghai Lefu, we are considered the primary beneficiary of Shanghai Lefu.

Exclusive Business Cooperation Agreement

The Exclusive Business Cooperation Agreement between Shanghai Lefu and WFOE provides that Shanghai Lefu appoints WFOE as its exclusive service provider to provide Shanghai Lefu (including its subsidiaries, branch offices and other investment funds) with commercial, technical and consulting services. the scope of which is to be determined by WFOE from time to time. In exchange, Shanghai Lefu will pay a service fee to WFOE equal to 100% of Shanghai Lefu’s net profit. The service fee for each month is due in the next month. The agreement will remain effective until WFOE terminates it by 30 days’ advance written notice, while neither Shanghai Lefu nor its shareholder are entitled to terminate the agreement. WFOE shall be the sole and exclusive owner of all intellectual property rights and interests arising from or in connection with the performance of this agreement.

The Exclusive Business Cooperation Agreement contains promises from Shanghai Lefu that it will refrain from taking actions, such as declaring or paying any dividends, that could impair WFOE’s interests. These promises are substantially the same as those contained in the Loan Agreement described below, except that Shanghai Lefu may sell or purchase assets or rights in an amount less than RMB 100,000 in its day-to-day operations, and may provide to or obtain any loan or guarantee from any third party in an amount less than RMB100,000 in its day-to-day operations.

Loan Agreement

The Loan Agreement among WFOE and Shenzhen Lefu, which is the sole shareholder of Shanghai Lefu, provides that, WFOE will make a loan in the aggregate principal amount of RMB 10 million (approximately $1.45 million) to Shenzhen Lefu, and in exchange Shenzhen Lefu agreed (i) to contribute all the proceeds from the loan to the registered capital of Shanghai Lefu in order to fund or increase the registered capital of Shanghai Lefu, and (ii) to pledge all of its equity interest in Shanghai Lefu to WFOE under the Equity Pledge Agreement described below in order to guarantee the repayment of the loan.

The loan is repayable by Shenzhen Lefu at the option of WFOE either by the transfer of Shanghai Lefu’s equity to WFOE or a person designated by WFOE or through proceeds indirectly from the transfer of Shanghai Lefu’s assets to WFOE. The loan does not bear interest, except that if (x) WFOE is able to purchase the equity of Shanghai Lefu pursuant to the exclusive purchase option agreement described below, and (y) the lowest allowable purchase price for that equity is greater than the principal amount of the loan, then interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, WFOE may acquire all of the equity of Shanghai Lefu by forgiving the loan, without making any further payment. If the principal amount of the loan is greater than the lowest allowable purchase price for the equity of Shanghai Lefu, then WFOE would exempt Shenzhen Lefu from paying the difference between the two amounts. The effect of this provision is that, if and when permitted under PRC law, Shenzhen Lefu may satisfy its repayment obligations under the loan by transferring all of Shanghai Lefu’s equity to WFOE, without making any further payment.

The Loan Agreement also contains promises from Shenzhen Lefu that during the term of the agreement it will elect as the sole director of Shanghai Lefu only the candidate nominated by WFOE, and it will use their best efforts to ensure that Shanghai Lefu does not take certain actions without the prior written consent of WFOE, including (i) supplementing or amending the articles of association or rules of Shanghai Lefu, or of any subsidiary wholly owned by it, (ii) increasing or decreasing its registered capital or shareholding structure, (iii) transferring, pledging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect WFOE’s security interest unless required for Shanghai Lefu’s normal operational management, (iv) incurring or succeeding to any debts, (v) entering into any material contract except those executed in the course of ordinary business; (vi) acquiring or consolidating with any third party, or investing in any third party; and (vii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at WFOE’s request, Shanghai Lefu will promptly distribute all distributable dividends to its shareholder.

The funds that WFOE used to make the loan came from capital contribution of WFOE’s shareholder, i.e. Lovego Hong Kong.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement among WFOE, Shenzhen Lefu, and Shanghai Lefu, provides that Shanghai Lefu shall grant WFOE or its designated third party an irrevocable and exclusive right to purchase all or part of Shanghai Lefu’s assets, and Shenzhen Lefu shall grant WFOE or its designated third party an irrevocable and exclusive right to purchase all or part of its equity interests in Shanghai Lefu. Either right may be exercised by WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for WFOE’s acquisition of equity or assets will be the lower of RMB 1 or the lowest price permissible under PRC law. Shanghai Lefu and Shenzhen Lefu are required to execute an equity transfer or asset transfer agreement and related documentation within 30 days of receiving notice from WFOE that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains promises from Shanghai Lefu and Shenzhen Lefu that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair WFOE’s security interest in the equity of Shanghai Lefu or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above, except that Shanghai Lefu may sell or purchase assets or rights in an amount less than RMB 100,000 in the ordinary course of business, and may provide any loan or guarantee to any third party in an amount less than RMB100,000 in the ordinary course of business. The agreement has a term of 5 years, which shall be automatically extended for successive 1-year period, unless terminated by WFOE by 30 days’ advance written notice prior to the end of the term of this Agreement.

Powers of Attorney

Under the irrevocable powers of attorney executed by Shenzhen Lefu, Shenzhen Lefu appointed WFOE as its attorney-in-fact to exercise its rights in Shanghai Lefu, including without limitation, the power to vote on its behalf on all matters of Shanghai Lefu requiring shareholder approval under PRC law and the articles of association of Shanghai Lefu, including but not limited to transferring, pledging, or disposing of Shanghai Lefu’s equity, and the right to nominate and appoint Shanghai Lefu’s legal representative or director.

Equity Pledge Agreement

The Equity Pledge Agreement, among WFOE, Shenzhen Lefu, and Shanghai Lefu, provides that Shenzhen Lefu will pledge its equity interests in Shanghai Lefu to WFOE as a guarantee of the performance of its obligations and Shanghai Lefu’s obligations under each of the other Shanghai Lefu Restructuring Agreements. Under the Equity Pledge Agreement, Shenzhen Lefu have also agreed (i) to cause Shanghai Lefu to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce when and if permitted under PRC laws, (ii) to deliver any dividends received from Shanghai Lefu during the term of the agreement into a bank account designated by WFOE, and (iii) to deliver Shanghai Lefu’s official shareholder register and certificate of capital contribution to WFOE or its designated third party.

The Equity Pledge Agreement contains promises from Shanghai Lefu and Shenzhen Lefu that they will refrain from taking actions, such as declaring or paying dividends, that could impair WFOE’s security interest in the equity of Shanghai Lefu or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above, except that Shanghai Lefu and Shenzhen Lefu may sell or purchase assets or rights in an amount less than RMB 100,000 in the ordinary course of business, and may provide to or obtain any loan or guarantee from any third party in an amount less than RMB100,000 in its day-to-day operations.

Completion of Shanghai Lefu Restructuring

The Shanghai Lefu Restructuring Agreements were executed on September 29, 2018. As of December 28, 2018, Shenzhen Lefu has pledged its equity interests of Shanghai Lefu to the WFOE pursuant to the Shanghai Lefu Restructuring Agreements. The Shanghai Lefu Restructuring Agreements require the registered capital of Shanghai Lefu to be contributed in accordance with Shanghai Lefu’s Articles of Association, which states that 100% of the registered capital of Shanghai Lefu is required to be contributed before November, 2036.

Acquisition of Lovego Holdings

On February 11, 2019, pursuant to the Share Exchange Agreement, we completed a reverse acquisition transaction of Lovego Holdings whereby we issued to the Shareholders 710,666,640 shares of our common stock, constituting approximately 71% of our issued and outstanding capital stock on a fully-diluted basis, in exchange for all of the issued and outstanding capital stock of Lovego Holdings. Lovego Holdings thereby became our wholly owned subsidiary.

The combination of Shenzhen Lefu and Shanghai Lefu are considered under common control. The method used to present a common-control transaction that results in a change in the reporting entity is pooling of interests. A pooling of interests was a method of accounting for a merger of two businesses. The assets and liabilities and operations of the two businesses were combined at their historical carrying amounts, and all historical periods were adjusted as if the businesses had always been combined. Similarly, in a common-control transaction, the receiving entity retrospectively adjusts its financial statements to include the transferred net assets and any related operations for all periods for which the entities or net assets were under common control.

Business Overview

The Company was originally formed to develop a way to make toy and trinket shopping more interactive and more fun, with the primary mission to develop and install 3D printing kiosks in shopping centers throughout Chile and eventually all of South America, which would allow customers to create 3D printed products on location, while they wait or shop for other items. On November 2015, the Company underwent a change in control and a change in management, and the new management adopted a new business plan based on the development of an online, cross-border e-commerce platform for promotion and sales of foreign specialties and other discount branded products to worldwide customers. From May 18, 2016 to February 11, 2019, our business was to develop an online platform to promote cheap airline tickets and hotels as well as developing and launching a “Do-It-Yourself” (“DIY”) system for users to put together a trip with exotic activities such as hunting, flying a plane, or even piloting a submarine. On February 11, 2019, we completed the Merger pursuant the Share Exchange Agreement; upon the completion of Merger, the business of Lovego Holdings Limited and its subsidiaries and consolidated affiliated entities became our business.

We are a holding company that operates through our indirectly owned subsidiary Lovego Hong Kong Limited, or, Lovego Hong Kong, a Hong Kong corporation, an entrepreneurial technology-driven e-commerce company providing retail infrastructure service in China. We specialize in providing customers with diverse product lines and a user friendly shopping experience through our mobile application – Lovego App.

We believe that we provide a pleasant online retail experience for consumers. Through Lovego App, we provide customers with what we believe to be rich product lines and a user-friendly shopping experience, and we offer competitive prices for a wide selection of products to be delivered in a speedy and reliable manner. We also provide convenient different online payment options and comprehensive customer service. In order to better control performance and ensure customer satisfaction, we have established strategic co-operation with various express delivery companies to support our online direct sales. Lovego formed one major warehouse located in Jiaxing, Zhejiang province in order to provide faster delivery service for customers and further deepen and expand the business scope of the Company.

We have also established what we believe to be a strong relationship with suppliers in the process of developing online direct sales business.

In our online direct sales business, we acquire products from suppliers and sell them directly to customers. We also conduct supplier consignment sales, in which we transfer online orders received to our suppliers for them to fulfil and deliver directly, and we do not need to keep inventory of such products. In addition, we also cooperate with sales agents, including channel agents and commercial agents, to promote and sell our products. We started selling beauty and computer products online in 2016 and have introduced a wide variety of products since then. We significantly expanded our product offerings in 2018 with home appliances and a wide array of general merchandise product categories. We have been continually adding new products and categories since then.

To further expand our business, we made a strategic decision in September, 2018 to include services in our business, and we expect that this will help improve our profitability as well as contribute to our business development and expansion. In our services business, we initially plan to cooperate with a number of off-line stores that mainly focus on travel and beauty industries. We intend to promote their business on the Lovego App, and users can spend their Lefuyou (similar in function to membership points) earned by shopping on Lovego App on purchases made in these off-line stores. This business strategy will lead to a win-win situation where, we can use our customer base and online channel to boost these off-line stores’ revenue generation, and also attract more users to our own sales platform and further enhance our platform’s influence by being able to provide various off-line services to our customers.

We believe that technology is the key to the success of our future business development and the evolution of our business ecosystem. We believe that our proprietary technology platform will have sufficient capacity to support our rapidly growing transaction needs, and will provide us with comprehensive, detailed and accurate operating data.

Our Industry

The industry we are in, China’s online retail industry, has been growing. China’s national total of online retail sales has reached RMB 7.17507 trillion in 2017, which represented a 32.0% growth rate, its national total of online retail sales in goods has reached RMB 5.48056 trillion in 2017, which represented a 28.0% growth rate, and its national total of retail sales of consumer goods has reached RMB 36.62616 trillion in 2017, which represented a 10.2% growth rate1. In addition, as of December 2017, the online shopping population in China reached 533 million, which represented an increase of 14.3% from the end of 2016, accounting for 69.1% of the total Internet users, and the number of users using mobile phone to do online shopping reached 506 million, which represented an increase of 14.7% from the end of 20162.

We believe that the following trends are driving the continued growth of China’s e-commerce industry and are reshaping its future form. First, mobile shopping has become the dominant form of online retail in China, as consumers increasingly use their fragmented time to browse and shop anywhere, anytime. Second, the extensive availability of logistics infrastructure and expansive adoption of mobile payment have made mobile shopping increasingly efficient and convenient. Third, historically less developed cities in China have become an increasingly important market for e-commerce due to the rising spending power and a desire for a better standard of living. Fourth, China has an increasing base of small and micro enterprises which could benefit from and hence help develop more direct access to consumers.

The industry we are in is online retail business. Same as any other industry, the recognition and reputation of the retailers among customers, supplier, brands, third party merchants and other service providers contribute significantly to the growth and success of the retailers. Moreover, the online retail industry is characterized by rapid technological evolution, frequent changes in customer requirements and preferences, constant emergence of new products and services embodying new technologies, with introduction to new industry standards and practice, any of which could render the existing technologies and system outdated. So to remain competitive in the industry, the retailers must continually conduct research and development with respect to their online platforms. It is anticipated that the industry will continually expand and evolve.

The PRC government extensively regulates the industry where we operate our business. The industry is subject to supervision and regulation by relevant PRC governmental authorities including China Food and Drug Administration and State Administration for Market Regulation (formerly “Administration for Industry and Commerce”). Also, online retailers are required to hold a number of licenses and permits in connection with the online platform operation.

Our Competitive Strengths

Product Quality and Selection

Our professional procurement team provides us with a diverse portfolio of products on a global scale. We make it easy for customers to buy high-end products around the world. Our list of product categories includes electronics, cosmetics & personal care, apparel, baby care, watch & jewelry, office supplies, food & snacks, home & lifestyle. We purchase products under certain strategic supplier agreements and impose strict control on the product sourcing channels and the qualification of suppliers. Especially for food products and cosmetics, we request the suppliers to provide corresponding certificates. We are receptive to feedback from our buyers and the general public.

_________

1 National Bureau of Statistics of China, China Statistical Yearbook 2018, http://www.stats.gov.cn/tjsj/ndsj/2018/indexeh.htm (assessed on March 21, 2019)

2 China Internet Network Information Center, The 41st Survey Report, p. 7, http://cnnic.com.cn/IDR/ReportDownloads/201807/P020180711391069195909.pdf (assessed on March 21, 2019)

Our Strategy

Increase Our Buyer Base and Engagement

We plan to increase our marketing efforts to attract more buyers to our platform and convert more existing buyers on our platform to active buyers. We will continue to introduce more interactive features on our platform to enhance buyer engagement and experience. We will also continue to improve the diversity of our buyers and penetrate a larger part of the population.

Expand Merchandise Choices and Offerings

We will further expand our merchandise choices to provide more diversified products to our buyers. We plan to leverage our large and active buyer base and our brand to attract new merchants and offer new merchandise choices as well as more product within each category on our platform. We also plan to cooperate existing and new merchants more closely to help them better understand and serve our customers.

Enhance Brand Recognition and Continue to Adhere to Strict Quality Control

We believe that building our brand and strengthening the reputation of our platform is crucial to our continued success. We plan to increase our marketing efforts across online and offline channels to enhance user awareness and recognition of our platform. In addition, we will continue to implement strict quality control measures to foster trust from buyers.

Further Improve Technology Capability

We seek to continuously strengthen our technologies to improve the efficiency of our platform. We will continue to develop proprietary software and systems to serve our buyers and merchants, such as streamlined merchant services SaaS systems, and standardized quality control systems. We aim to achieve, through these technology improvement initiatives, better buyer experience, deeper understanding by our merchants of their target buyers, and improved productivity and efficiency of both merchants and us.

Pursue Select Strategic Investment and Expansion Opportunities

We also plan to selectively pursue strategic investments, alliances and acquisition opportunities that are complementary to our business and operations. With the right opportunity, we may seek to expand into international markets and bring our products to more buyers.

Attract and Retain Talents

We intend to continue devoting substantial resources to seek top talents, in particular engineers having strong technology backgrounds and prior experience in large leading internet companies. We are dedicated to providing employees with diversified work environment and a wide range of career development opportunities. We will continue to invest significant resources in employee career development and training opportunities.

Our Competition

The online retail industry in China is intensely competitive. Our current or potential competitors include (1) major e-commerce companies in China that offer a wide range of general merchandise product categories, such as JD mall, VIPShop.com, Amazon China, Pinduoduo and (2) major traditional retailers in China that are moving into online retail space, such as Suning Appliance Company Limited, which operates suning.com, and Gome Electrical Appliances Holding Limited, which operates gome.com.cn. We also face competition from online retail companies in China focused on specific product categories and from traditional retail stores, including those aiming to offer a one-stop shopping experience to customers.

We anticipate that the online retail market will continually evolve and will continue to experience rapid technological change, evolving industry standards, shifting customer requirements, and frequent innovation. In addition, new and enhanced technologies may increase the competition in the online retail industry. New competitive business models may appear, for example based on new forms of social media or social commerce. We must continually innovate to remain competitive.

We also compete with companies making counterfeits of products sold on our platform at a lower prices. We may not be able to prevent others from unauthorized use which may adversely affect our sales amounts and harm our reputation eventually.

We believe we compete primarily on our ability to provide customers with a diverse portfolio of products, which helps to satisfy customers’ need. We believe we also compete on our ability to provide high-quality product offerings and customer services at competitive prices, which help generate more appeal for our products. We believe we also compete on our ability to provide efficient delivery services, which helps to provide convenience to customers.

Our Business Model

Since founding our Company, we have focused on developing the business of online direct sales, sales agent sales, supplier consignment sales, and offline stores sales, the operations of which are supported by our proprietary technology platform. The fact that our online direct sales and sales agent business have both grown substantially in size has proved to us, as we believe, that our online direct sales and technology platform will make us a strong player in China’s online retail industry in terms of providing superior customer experience.

Online Direct Sales

In our online direct sales business, we acquire products from suppliers and sell them directly to customers. We started selling beauty and computer products online in 2016, and significantly expanded our product offerings in 2018 with home appliances and a wide array of general merchandise product categories, and have been continually adding new products and categories since then.

Sales Agent Sales

Apart from direct sales, we also cooperate with sales agents including channel agents and commercial agents to promote and sell products.

Supplier Consignment Sales

Under supplier consignment sales, we transfer online orders received to our suppliers for them to fulfil and deliver directly, and we do not need to keep inventory of such products. Therefore the supplier consignment sales mode helps us reduce inventory risk while still providing us an avenue for considerable profits.

Omni-channel Initiatives

To achieve a wider vision of our business, we are exploring a variety of omni-channel integration opportunities and innovative business models. Leveraging our well-established technology platform and infrastructures, we believe we are well-positioned to create enhanced shopping experience for consumers as well as improved efficiency for our business partners in the ecosystem.

We believe we are well-positioned to provide online-to-offline (O2O) solutions to customers and offline retailers in select locations in China by capitalizing on our strong online presence and leveraging delivery system, we have strategic cooperation with SF Express, ZTO Express and STO Express. SF Express is one of the largest express delivery companies in China, and provides the fastest delivery of products to all regions in China within 24 hours. We focus on the mobile commerce sector and also collaborates with convenience stores to provide consumers with speedy premium shopping experience.

To further expand and develop our business, we made a strategic decision in September 2018 provide certain services to other business companies and expect that such services would help increase profitability more significantly along with other business development and expansion. To provide such services, we plan to first cooperate with a number of other business companies off-line stores that mainly focus on travel and beauty industries. We will promote their business on Lovego App, and our users can spend their Lefuyou (a kind of incentive points) on purchases made in these off-line stores. We believe this business strategy will lead to a win-win situation where, we can use our customer base and online channel to boost these business companies’ revenue generation, and also attract more users to our own sales platform and further enhance our platform’s influence by being able to provide various off-line services to our customers.

Our Products and Services

Products

We continually seek to add more products that appeal to our target customers. The number of products we offer has grown rapidly. We offer eight categories of products including but not limited to: home appliances, mobile handsets, computers and other digital products, furniture and household goods; apparel, shoes, bags; cosmetics and other personal care items; mother and childcare products, toys and instruments; food, beverage and fresh produce; watches, jewelry and luxury goods and office supplies. Each of these categories is further divided into numerous subcategories to facilitate browsing.

In building up our product offerings, we focus on quality as well as quantity. Due to our nationwide reach and our efficient fulfillment system, suppliers often choose us as the preferred distributor for a period of a few days or weeks, when they launch new products that they expect will be in high demand.

To further expand and develop our business, we made a strategic decision in September, 2018 to provide certain services to other business companies, and we expect such services would increase the profitability of our business more significantly along with other business development and expansion. To provide such services, we plan to first cooperate with a number of other business companies that mainly focus on travel and beauty industries and enable our users to use Lefuyou on purchases made in such business companies.

Online Experience

We believe that providing a satisfactory online experience is critical to attracting and retaining customers. We make sales primarily through our content-rich and user-friendly mobile application – Lovego App. Our mobile application not only offers a broad selection of authentic products at competitive prices but also provides easy site navigation, basic and advanced search functions, comprehensive product information and a large volume of customer reviews and ratings. These features will likely increase customers’ desire to browse our product offerings, and enable customers to learn more about the products and compare products before making purchases. With the increasing popularity of mobile internet-enabled devices, we have also developed Lovego App that can function on iOS and Android platforms.

Order Fulfilment

Delivery

For our online direct sales, we are responsible for the delivery of products. For supplier consignment sales, suppliers are responsible for the delivery of products. We believe that timely and reliable delivery is critical to the continued success of our business.

Our nationwide delivery network has the following features:

Delivery Network

We can deliver products to customers in almost all counties and districts across China as of September 30, 2018. We deliver a majority of our orders through SF Express, which is allegedly the fastest and most reliable express delivery company in China. We believe using such reliable courier to deliver our orders fast is helpful to create satisfactory customer experience and can help us stand out from our competitors.

Flexible Delivery Arrangements

Customers can choose their preferred delivery period during the day when they place orders; in certain regions, customers can also choose evening delivery period at their choice. Customers also have the option to reschedule a delivery by logging into their respective Lovego App account to obtain the contact information of the delivery personnel and make arrangements with such personnel directly by themselves. We believe by offering our customers with flexible delivery arrangements that satisfy their needs is an essential part of customer satisfaction.

Payment

Various kinds of online payment methods are offered to customers at the time they place their orders, such as Weixin Pay, Alipay among others. Customers chose online payment approximately 90% of the time in 2018.

Marketing

We believe that the most effective form of marketing is to continually enhance our customer experience, as customer satisfaction engenders word-of-mouth referrals and repeat purchases. We have been able to build an extensive base of loyal customers primarily through providing superior customer experience and conducting marketing and brand promotion activities.

In addition to conducting marketing activities through traditional online and offline channels, we have also designed innovative programs and promotion activities to further enhance the brand awareness of both us and our partners, and to better reach our customers. For instance, we have offered “618 Mid-year Sales,” “Happy Fathers’ Day Selection,” and “6.1 Children’s Day Promotion.” In order to further improve customer experience and increase user engagement on mobile internet, we are exploring cooperation opportunities with many business partners on the mobile side.

Unique Business Model (Lefuyou)

We have developed a unique business model called Lefuyou (a kind of incentive points), under which we give our customers Lefuyou after they place orders with us, except some specific products. Lefuyou rules are as follows:

•	A percentage of sales prices of some products is reserved as Lefuyou which are incentive points to be used in the future.
•	100 Lefuyou can be used as RMB 1 Yuan.
•	Some products are not entitled to Lefuyou.
•	Lefuyou cannot be cashed.
•	Lefuyou can be used as payment for future purchases made with us.

The time needed to process the giving back on an order depends on when we receive profits on an order. In other words, we would like to share our profit with our customers, Lefuyou mode is our comparative advantage to promote customer loyalty and increase our price competitiveness.

As part of our marketing strategy, we provide various incentives to our existing customers to increase their spending and loyalty. Our customers can earn reward points upon registration and for each purchase they make, and may exchange the reward points for coupons, gifts and lucky draw opportunities on our platform. Our customers may also earn reward points by introducing new members and customers to our platform. In addition, we encourage our customers to share their successful flash sales shopping experiences through social media and microblogging websites in China. We offer an “easy-to-share” function that enables our customers to easily share their shopping experiences with us on Internet social networking platforms and microblogging websites.

Pricing

We offer competitive pricing to attract and retain customers. We make continual efforts to maintain and improve an efficient cost structure and create incentives for our suppliers to provide us with competitive prices.

Pricing Policy

We are making continual efforts to set our prices to be competitive with those on other major online retail websites and in offline stores in China. We typically negotiate with our suppliers for prices that are comparable to or lower than those offered to retailers in other sales channels. If we reduce the price on our website before the product is delivered to the customer, then the customer generally has an opportunity to lock in the lower price.

Special Promotions

We offer a selection of discounted products on special occasions, such as the anniversary sales promotional event on June 18 and China’s new online shopping festival on November 11, and on important holidays such as Christmas and Chinese New Year. We also hold regular promotions for selected products for a limited period of time. Special promotions attract bargain hunters and give our customers an additional incentive to visit our website regularly.

Customer Service and Return and Exchange Policies

Providing satisfactory customer services is a high priority. Our commitment to customers is reflected in the high service levels provided by our customer service staff as well as in our product return and exchange policies.

13-7 Customer service centers

We operate three 13-7 customer service centers (providing online customer services 7 days a week and 13 hours per day) in Shanghai, handling all kinds of customer queries and complaints regarding our products and services. Customers can make queries and file complaints via various channels such as phone calls, online written instant messengers, and emails.

Returns and exchanges policies

We accept unconditional returns or exchanges within seven days of purchase. Merchandise with defects can be returned for exchange within 15 days of purchase. For customers with good credit, we provide “quick refund” service, that is, the customers are refunded as soon as they submit the return requests. If customers report defects more than 15 days after receipt but still within the warranty period, we will have defective goods repaired or take other appropriate action to compensate the customer, depending on the nature of the issue. We will generally pick up defective items for return or exchange at the customer’s address, provided that the return or exchange is requested within 15 days of receipt of the item and the address is within the area that is serviced by our employees or by one of the third-party couriers that have agreed to provide this service for us. Alternatively, customer can also mail the merchandise to one of our regional fulfillment centers or bring the product to the nearby pickup station. The same policies apply to products sold through our online marketplace.

Supply

In our online direct sales business, we sourced products from over [287] suppliers in 2018. Procuring products on such a massive scale requires considerable expertise. We negotiate with the manufacturer or a higher-level distributor where possible in order to obtain the most favorable terms, even if we sign a contract with a lower-level distributor for operational reasons.

As we increase in scale in particular product categories, we expect to increase our direct purchases from manufacturers and, where appropriate, to become an authorized reseller. We believe that our ability to establish direct relationships with manufacturers will provide improved product pricing and access to hard-to-get products.

We select suppliers on the basis of brand, reliability, volume and price. They must be able to meet our demands for timely supply of authentic products and also provide high quality post-sale customer service. We perform background checks on each supplier and the products it provides before we enter into any agreement. We examine their business licenses and the qualification certificates for their products, and check their brand recognition and make investigation about the market acceptance of their products among players in the same industry. We also conduct on-site visits to assess and verify their location, scale of business, production capacity, property and equipment, human resources, research and development capability, quality control system and fulfillment capability. Our standard form contract requires suppliers to represent that their goods are authentic and from lawful sources and do not infringe upon lawful rights of third parties and to pay us liquidated damages for any breach. We normally enter into one-year framework agreements with our suppliers and renew them annually.

Intellectual Property

As of March 25, 2019, we held 89 trademark registration certificates and our consolidated affiliated entity, Shenzhen Qianhai Lefu E-Commerce Co., Ltd., or Shenzhen Lefu, a PRC corporation, is the registrant of these trademarks and has the right to use these trademarks. We also hold 1 domain name registration certificate and another consolidated affiliated entity of ours, Shanghai Lefu E-Commerce Co., Ltd., or Shanghai Lefu, a PRC corporation is the registrant of the domain name. There is a Trademark Licensing Agreement between Shanghai Lefu and Shenzhen Lefu, under which Shanghai Lefu is the licensor and Shenzhen Lefu is the licensee of the trademark “Lovego.”

It is often difficult to register, maintain and enforce intellectual property rights in China. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality, invention assignment and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the infringement or misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources, and could put our intellectual property at risk of being invalidated or narrowed in scope. We can provide no assurance that we will prevail in such litigation, and even if we do prevail, we may not obtain a meaningful recovery. Imitation or counterfeiting of our products or other infringement of our intellectual property rights, including our trademarks, could diminish the value of our various brands or otherwise adversely affect our net revenues. Any failure in maintaining, protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Technology

Technology is the key to the success of our future business development and the evolution of our ecosystem. Our proprietary technology platform supports our rapidly growing processing capacity requirements, and provides us with detailed and accurate visibility and information based on our comprehensive operating data from value chain.

As of March 25, 2019, we employed 9 research and development professionals to design, develop and operate our technology platform.

Key components of our technology platform include:

Support Different Business Models to Enhance Operating Efficiency

In addition to supporting traditional e-commerce mode, the platform can also achieve online payment and offline service mode, which is more flexible and more profitable than other traditional e-commerce systems.

Provide synchronous shopping App and web mall Lovego

The synchronous web mall and APP shopping mall can excavate the E-Commerce market potential, to create more chances for Lovego to achieve higher sales revenue further to make more profit.

Independent background, separate transaction

It takes the form of separate background of buyers and sellers and independent management, so that both buyers and sellers have their own independent login background and can conduct order, payment, settlement and other operations according to their own needs.

Our Lovego mobile apps contain the following information and features:

Browsing

All visitors to our platform can browse and view our promotion events, but a customer must register as a member for free in order to participate in the promotion events. Our platform features a variety of different brands and products for each regular promotion events. We sort our product offerings into different categories, such as “women,” “men,” “children,” “outdoors,” “lifestyle,” and “accessories” so that our customers can easily find the products they are interested in.

Comprehensive product information

Each product page contains pictures, descriptions, and sometimes short videos of the product, the price, a pull-down menu to show whether the product is in stock at the customer’s location, customer reviews and ratings, and whether the product will be delivered by us or by one of our third-party sellers. Depending on the type of product, there will be additional information to help the customer make a purchase decision or recommendations to steer the customer towards additional products.

Daily Sales Events

We launch new sales events regularly and typically last for several days. Each sale item is available in limited quantities and remains on sale only while supplies last.

Ordering

To order products on our platform, our customers simply click on a button to add an item to their virtual shopping cart. To execute orders, customers click on the “check-out” button and are prompted to supply shipping details and payment details in the case of first-time customers buying from our platform. Customers can always access our customer service representatives online or by phone for assistance during service time while they are shopping online or after the order is placed.

Real-time order tracking

Customers can log into their accounts to check the status of their orders. All packages in our system are given a unique identifier and their progress is updated each time they are handled by one of our warehouse or delivery personnel or one of our contracted third-party couriers.

Insurance

We provide social security insurance including medical insurance, maternity insurance, workplace injury insurance, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan for our employees. We do not maintain business interruption insurance, nor do we maintain product liability insurance or key-man life insurance.

Corporate Social Responsibility

We recognize our responsibility to bring improvements to society in which we live and work, and we believe strongly that our core values, including commitment to brands, customers, our employees and broader society are the backbone that drives our decisions to build a healthy and vibrant ecosystem. Combined with an unrelenting focus on developing our technology capabilities to improve efficiency and service, we believe that we have laid the groundwork for many years of robust growth.

We are committed to leveraging our technology and relationships with consumers and suppliers to benefit society. We believe in putting our business assets to use to build not only the future of retail, but also a better future for all stakeholders. Our social responsibilities include environment sustainability, employee welfare and benefits, poverty alleviation and more.

Employee Welfare and Benefits

We have always striven to provide employees with full social benefits, diversified work environment and a wide range of career development opportunities. As of March 25, 2019, we had a total of 32 full-time employees, and we signed formal contracts with all of our employees and provided them with social benefits. We have invested significant resources in employee career development and training opportunities. For example, we established comprehensive training programs that cover topics such as corporate culture, employee rights and responsibilities, team-building, professional conduct, job performance, management skills, leadership and executive decision-making. We have a special training facility, Lefuhongde School of Chinese Classics, to further strengthen our internal training capabilities.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

Our business is subject to governmental supervision and regulation by the relevant PRC governmental authorities, including the Ministry of Commerce, China food and drug administration, and the Ministry of Industry and Information Technology, or MIIT. Together, these government authorities promulgate and enforce regulations that cover many aspects of the operation of online retailing and distribution of upscale products, including entry into these industries, the scope of permissible business activities, licenses and permits for various business activities, and foreign investment.

We are also subject to the PRC’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

There are substantial uncertainties regarding the interpretation and application of existing or proposed PRC laws and regulations. We cannot assure you that the PRC regulatory authorities would find that our corporate structure and our business operations comply with PRC laws and regulations. If the PRC government finds us to be in violation of PRC laws and regulations, we may be required to pay fines and penalties, obtain certain licenses, approvals, or permits and change, suspend or discontinue our business operations until we comply with applicable laws.

Regulations Relating to E-Commerce

China’s e-commerce industry is at a relatively early stage of development and there are few PRC laws or regulations specifically regulating the e-commerce industry. In May 2010, the State Administration of Industry and Commerce adopted the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, which took effective in July 2010. Under these measures, enterprises or other operators which engage in online commodities trading and other services and have been registered with the State Administration of Industry and Commerce or its local branches must make the information stated in their business license available to the public or provide a link to their business license on their website. Online distributors must adopt measures to ensure safe online transactions, protect online shoppers’ rights and prevent the sale of counterfeit goods. Information on products and transactions released by online distributors must be authentic, accurate, complete and sufficient.

In January 2014, the State Administration of Industry and Commerce promulgated the Administrative Measures for Online Trading, which terminated the above interim measures and became effective in March 2014. The Administrative Measures for Online Trading further strengthen the protection of consumers and impose more stringent requirements and obligations on online business operators and third-party online marketplace operators. For example, online business operators are required to issue invoices to consumers for online products and services. Consumers are generally entitled to return products purchased from online business operators within seven days upon receipt, without giving any reason. Online business operators and third-party online marketplace operators are prohibited from collecting any information on consumers and business operators, or disclosing, selling or providing any such information to any third party, or sending commercial electronic messages to consumers, without their consent. Fictitious transactions, deletion of adverse comments and technical attacks on competitors’ websites are prohibited as well.

In March 2016, the State Administration of Taxation, the Ministry of Finance and the General Administration of Customs jointly issued the Circular on Tax Policy for Cross-Border E-commerce Retail Imports, which took effect in April 2016. Pursuant to this circular, goods imported through the cross-border e-commerce retail are subject to tariff, import value-added tax, or VAT, and consumption tax based on the types of goods. Individuals purchasing any goods imported through cross-border e-commerce retail are taxpayers, and e-commerce companies, companies operating e-commerce transaction platforms or logistic companies are required to withhold the taxes.

On August 31, 2018, The E-Commerce Law of the People’s Republic of China has been adopted and issued, and shall come into force as of January 1, 2019. Under this law, more obligations and requirements are imposed to E-commerce platform operators, which means more protections to business operators and consumers. For example, E-commerce platform operators shall adhere to the principles of transparency, fairness and equitableness, formulate platform service agreement and transaction rules, and specify the rights and obligations pertaining to accessing and exiting the platform, quality assurance for goods and services, consumer rights protection, protection of personal information etc. To be specific, unreasonable restrictions or unreasonable conditions shall not be imposed on transactions of the business operators on the platform, nor shall unreasonable fees be collected from those business operators. Furthermore, for goods or services which relate to life and health or consumers, an e-commerce platform operator shall bear the corresponding liability, where it fails to perform the obligation of verifying the qualification of the business operator using the platform, or fails to perform the safety assurance obligation towards consumers, causing consumers to suffer damages.

We are subject to these measures as a result of our online direct sales.

Regulations Relating to Product Quality and Consumer Protection

The Product Quality Law applies to all production and sale activities in China. Pursuant to this law, products offered for sale must satisfy relevant quality and safety standards. Enterprises may not produce or sell counterfeit products in any fashion, including forging brand labels or giving false information regarding a product’s manufacturer. Violations of state or industrial standards for health and safety and any other related violations may result in civil liabilities and administrative penalties, such as compensation for damages, fines, suspension or shutdown of business, as well as confiscation of products illegally produced and sold and the proceeds from such sales. Severe violations may subject the responsible individual or enterprise to criminal liabilities. Where a defective product causes physical injury to a person or damage to another person’s property, the victim may claim compensation from the manufacturer or from the seller of the product. If the seller pays compensation and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays compensation and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller.

The Consumer Protection Law sets out the obligations of business operators and the rights and interests of the consumers in China. Pursuant to this law, business operators must guarantee that the commodities they sell satisfy the requirements for personal or property safety, provide consumers with authentic information about the commodities, and guarantee the quality, function, usage and term of validity of the commodities. Failure to comply with the Consumer Protection Law may subject business operators to civil liabilities such as refunding purchase prices, replacement of commodities, repairing, ceasing damages, compensation, and restoring reputation, and even subject the business operators or the responsible individuals to criminal penalties when personal damages are involved or if the circumstances are severe. The Consumer Protection Law was further amended in October 2013 and became effective in March 2014. The amended Consumer Protection Law further strengthen the protection of consumers and impose more stringent requirements and obligations on business operators, especially on the business operators through the internet. For example, the consumers are entitled to return the goods (except for certain specific goods, such as custom-made goods, fresh and perishable goods, digital products (e.g. audio-visual products, computer software downloaded online or unpacked by the consumer), newspapers and periodicals delivered and other goods for which non-return of goods is confirmed by the consumer at the time of purchase based on the characteristics of the goods,) within seven days upon receipt without any reasons when they purchase the goods from business operators on the internet. The consumers whose interests have been damaged due to their purchase of goods or acceptance of services on online marketplace platforms may claim damages from sellers or service providers.

Regulations Relating to Pricing

In China, the prices of a very small number of products and services are guided or fixed by the government. According to the Pricing Law, business operators must, as required by the government departments in charge of pricing, mark the prices explicitly and indicate the name, origin of production, specifications, and other related particulars clearly. Business operators may not sell products at a premium or charge any fees that are not explicitly indicated. Business operators must not commit the specified unlawful pricing activities, such as colluding with others to manipulate the market price, using false or misleading prices to deceive consumers to transact, or conducting price discrimination against other business operators. Failure to comply with the Pricing Law may subject business operators to administrative sanctions such as warning, ceasing unlawful activities, compensation, confiscating illegal gains, fines. The business operators may be ordered to suspend business for rectification, or have their business licenses revoked if the circumstances are severe. We are subject to the Pricing Law as an online retailer and believe that our pricing activities are currently in compliance with the law in all material aspects.

Regulations Relating to Employment

The Labor Contract Law and its implementation rules provide requirements concerning employment contracts between an employer and its employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations, which significantly affects the cost of reducing workforce for employers. In addition, if an employer intends to enforce a non-compete provision with an employee in an employment contract or non-competition agreement, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract. Employers in most cases are also required to provide a severance payment to their employees after their employment relationships are terminated.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. According to the Social Insurance Law, an employer that fails to make social insurance contributions may be ordered to pay the required contributions within a stipulated deadline and be subject to a late fee. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times the amount overdue. According to the Regulations on Management of Housing Fund, an enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline; otherwise, an application may be made to a local court for compulsory enforcement.

Employees

As of March 25, 2019, we employed a total of 32 full-time employees and had 2 part-time employees. The following table sets forth the number of our employees by function as of March 25, 2019.

Function:
Sales and marketing	7
Fulfillment	7
Technology development	9
Management and administration	11
Total	34

As required by applicable PRC law, we have entered into employment contracts with all of our officers, managers and employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Our Corporate Information

We were incorporated as a Nevada corporation on May 23, 2013 under the name Quintec Corp.. Our name changed to our current name, Love International Group, Inc., on February 1, 2016. Our principal executive offices are located at Room 161, 2nd Floor, No. 12 Building, 1154 Kangqiao Road, Pu Dong New District, Shanghai, China and our telephone number is +86 021 23563330.

Available Information

Our website address is http://www.lovego.com/. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Any harm to our Lovego brand or our reputation may materially and adversely affect our business and results of operations.

We believe that the recognition and reputation of our Lovego brand among our customers, suppliers and third-party merchants have contributed significantly to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand are critical to our business and market position. Many factors, some of which are beyond our control, are important to maintaining and enhancing our brand. These factors include our ability to:

•	maintain the popularity, quality and authenticity of the products we offer;

•	provide a superior online shopping experience to customers;

•	increase brand awareness through various means of marketing and promotional activities;

•	maintain the efficiency, reliability and quality of our fulfillment and delivery services;

•	maintain and improve customers’ satisfaction with our after-sales services;

•

preserve and enhance our reputation and goodwill generally and in the event of any negative publicity on product quality or authenticity, customer service, internet security, or other issues affecting us or other online retailers in China; and

•	maintain our cooperative relationships with quality suppliers, third-party merchants and other service providers.

We face intense competition, and if we fail to compete effectively, we may lose market share and customers.

China’s retail market is fragmented and highly competitive. We face competition from traditional retailers as well as e-commerce platform companies, such as JD.com, Inc., which operates JD.com, and Vipshop Holdings Limited, which operates VIP.com and Lefeng.com. Our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases, more cost-effective fulfillment capabilities or greater financial, technical or marketing resources than we do. Competitors may leverage their brand recognition, experience and resources to compete with us in a variety of ways, including investing more heavily in research and development and making acquisitions for the expansion of their products and services. Some of our competitors may be able to secure more favorable terms from suppliers, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory policies and devote substantially more resources to their website and system development than us. In addition, new and enhanced technologies may increase the competition in the online retail market. Increased competition may reduce our profitability, market share, customer base and brand recognition. There can be no assurance that we will be able to compete successfully against current or future competitors, and such competitive pressures may have a material and adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate significantly from year to year, we cannot be certain that we will achieve or maintain profitability in the future.

Our operating results historically have been difficult to predict and have at times significantly fluctuated from year to year due to a variety of factors, many of which are outside of our control.

Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular year or quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that period, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that period.

We have limited experience and operating history in our new product categories, which makes predicting our future results of operations more difficult than it otherwise would be. Therefore, our past results of operations should not be taken as indicative of our future performance. If we cannot successfully address new challenges and compete effectively, we may not be able to recover costs of our investments, and our future results of operations and growth prospects may be materially and adversely affected.

We may incur liability for products sold on our internet platform.

We may incur liability for products sold on our internet platform that are without or have yet to receive proper authorization, or for products sold or content posted on our internet platform that infringe on third-party intellectual property rights, or for products sold on our internet platform that fail to comply with cosmetics-related permits or filing requirements. Although we have adopted measures to verify the authorization of products sold through us and avoid potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not be successful in ensuring all products sold on our platform have proper authorization.

We have sold certain branded products that were procured by our suppliers or third-party merchants from overseas and domestic markets that are without or have yet to receive proper authorization and as a result, our relationships with brand owners may be adversely affected. Although our suppliers and third-party merchants are responsible for sourcing products to be sold on our internet platform and allegations and claims have not had material adverse impact on our business in the past, we might be required to allocate significant resources and incur material expenses regarding such claims in the future. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products. Regardless of whether we successfully defend against such claims, we could suffer negative publicity and our reputation could be severely damaged. Any of these events could have a material and adverse effect on our business, results of operations or financial condition.

Furthermore, although as an online distributor we are not required to obtain customs clearance or other specific cosmetics-related permits, we are required under the relevant PRC laws to check whether importers have obtained the requisite import related permits or filings and whether the products have passed the quality inspection before they are sold and distributed in the China market. In the past, for products imported from outside of the PRC, we had requested our suppliers and third-party merchants to provide the relevant import permits or filings. To reduce any legal risks that we may be exposed to, we have adopted internal policy and procedures to periodically check import permits or filings as well as import tariff payments of our suppliers and third-party merchants. If any of our suppliers or third-party merchants has evaded import tariffs or fails to obtain clearance from the customs or inspection and quarantine bureaus and sold such imported products to us or on our internet platform, we may be subject to fines, suspension of business, as well as confiscation of products illegally sold and the proceeds from such sales, depending on the nature and gravity of such liabilities.

Under our standard form agreements, we require suppliers or third-party merchants to indemnify us for any losses we suffer or any costs that we incur due to any products we source from these suppliers or any products sold by these third-party merchants. However, not all of our agreements with suppliers and third-party merchants have such terms, and for those agreements that have such terms, we may not be able to successfully enforce our contractual rights and may need to initiate costly and lengthy legal proceedings in China to protect our rights. Enforcing our contractual rights under those agreements will incur significant costs and efforts and will divert our management’s attention from day-to-day operations.

If we are unable to provide high quality customer experience, our business and reputation may be materially and adversely affected.

The success of our business largely depends on our ability to provide high quality customer experience, which in turn depends on a variety of factors. These factors include our ability to continue to offer authentic products at competitive prices, source products to respond to customer demands and preferences, maintain the quality of our products and services, provide reliable and user-friendly website interface and mobile applications for our customers to browse and purchase products, and provide timely and reliable delivery and superior after-sales service. If our customers are not satisfied with our products or services, or the prices at which we offer the products, or our internet platform is severely interrupted or otherwise fail to meet our customers’ requests, our reputation and customer loyalty could be adversely affected.

We rely on contracted third-party delivery service providers to deliver our products. Interruptions to or failures in the delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, customers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our customers personally. Any failure to provide high-quality delivery services to our customers may negatively impact the shopping experience of our customers, damage our reputation and cause us to lose customers.

In addition, we depend on our customer service center and online customer service representatives to provide live assistance to our customers. If our customer service representatives fail to provide satisfactory service, or if waiting times are too long due to the high volume of calls from customers at peak times, our brand and customer loyalty may be adversely affected. In addition, any negative publicity or poor feedback regarding our customer service may harm our brand and reputation and in turn cause us to lose customers and market share.

As a result, if we are unable to continue to maintain our customer experience and provide high quality customer service, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to offer products at attractive prices to meet customer needs and preferences, our business, financial condition and results of operations may be materially and adversely affected.

Our future growth depends on our ability to continue attracting new customers and increasing the spending level of our existing customers. Constantly changing consumer preferences have affected and will continue to affect the online retail industry. We must stay abreast of emerging lifestyle and consumer preferences and anticipate product trends that will appeal to existing and potential customers. Our customers choose to purchase authentic and quality products on our internet platform due in part to the attractive prices that we offer, and they may choose to shop elsewhere if we cannot match the prices offered by other online retailers or by physical stores. If our customers cannot find their desired products within our product portfolio at attractive prices, they may lose interest in us and visit our internet platform less frequently or even stop visiting our internet platform altogether, which in turn may materially and adversely affect our business, financial condition and results of operations.

If we fail to manage and expand our relationships with suppliers and third-party merchants, or otherwise fail to procure products at favorable terms, our business and growth prospects may suffer.

Our suppliers and third-party merchants include brand owners, brand distributors, resellers and suppliers of our exclusive products. Maintaining strong relationships with these suppliers and third-party merchants is important to the growth of our business.

In particular, we depend significantly on our ability to procure products from suppliers on favorable pricing terms and attract third-party merchants to offer their products on commercially attractive terms. However, our agreements do not ensure the long-term availability of products or the continuation of particular pricing practices or payment terms beyond the end of the contractual term. Other than for exclusive products, our agreements with suppliers and third-party merchants typically do not restrict them from selling products to other buyers. We cannot assure you that our current suppliers and third-party merchants will continue to sell products to us or offer products on our internet platform on commercially attractive terms, or at all, after the term of the current agreement expires. Even if we maintain good relationships with our suppliers and third-party merchants, they may be unable to remain in business due to economic conditions, labor actions, regulatory or legal decisions, natural disasters or other causes. In the event that we are not able to source products at favorable prices, our net revenues and gross profit as a percentage of net revenues may be materially and adversely affected.

In the event that any supplier or third-party merchant does not have authorization from the relevant brands to sell certain products to us, the suppliers may be prevented from selling products to us or the third-party merchants may be prevented from selling products at our internet platform at any time, which may adversely affect our business and net revenues. In addition, if our suppliers cease to provide us with favorable payment terms, our requirements for working capital may increase and our operations may be materially and adversely affected. We will also need to establish new supplier and third-party merchant relationships to ensure that we have access to a steady supply of products on favorable commercial terms. If we are unable to develop and maintain good relationships with suppliers and third-party merchants that would allow us to obtain a sufficient amount and variety of authentic and quality products on acceptable commercial terms, it may limit our ability to offer sufficient products sought by our customers, or to offer these products at prices acceptable to them. Any negative developments in our relationships with suppliers and third-party merchants could materially and adversely affect our business and growth prospects. If we fail to attract new suppliers and third-party merchants to sell their products to us or offer their products on our internet platform due to any reason, our business and growth prospects may be materially and adversely affected.

Any interruption in the operation of our logistics centers for an extended period may have an adverse impact on our business.

The products we sell are stored in our logistics centers in Jiaxing, Zhejiang Province, China. All of our logistics centers are leased from third parties. If any of the landlords terminate the lease agreements with us, or materially alter any existing arrangements with us, we may be forced to leave the premises and may not be adequately compensated for our investments or at all, and our business, results of operations and financial condition may be materially and adversely affected as a result.

Our ability to process and fulfill orders accurately and provide high quality customer service depends on the smooth operation of our logistics centers. Our fulfillment infrastructure may be vulnerable to damage caused by fire, flood, power outage, telecommunications failure, break-ins, earthquake, human error and other events. If any of our logistics centers were rendered incapable of operations, then we may be unable to fulfill any orders in any of the geographic areas that rely on that center. We do not carry business interruption insurance, and the occurrence of any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to recoup the capital expenditures or investments we make to expand and upgrade our fulfillment and technology capabilities.

We expect to continue to invest in our fulfillment and technology capabilities as our business further develops. We are likely to incur costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We may not be able to recover our capital expenditures or investments, in part or in full, or the recovery of these capital expenditures or investments may take longer than expected. As a result, the carrying value of the related assets may be subject to an impairment charge, which could adversely affect our profitability.

 If we fail to adopt new technologies or adapt our website, mobile application and systems to changing customer requirements or emerging industry standards, our business may be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our internet platform. Our competitors are constantly developing innovations and introducing new products to increase their customer base and enhance user experience. As a result, in order to attract and retain customers and compete against our competitors, we must continue to invest significant resources in research and development to enhance our information technology and improve our existing products and services for our customers. The internet and the online retail industry are characterized by rapid technological evolution, changes in customer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of website, mobile application and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to use new technologies effectively or adapt our website, mobile application, proprietary technologies and systems to meet customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations may be materially and adversely affected.

We may be subject to product liability claims if our customers are harmed by the products sold on our internet platform.

We sell products manufactured by third parties, some of which may be defectively designed or manufactured, of inferior quality or counterfeit. Sales and distributions of products on our internet platform could expose us to product liability claims relating to personal injury and may require product recalls or other actions. Third parties that suffered such injury may bring claims or legal proceedings against us as the retailer of the products or as the marketplace service provider. Although we would have legal recourse against the manufacturers, suppliers or third-party merchants of such products under PRC law, attempting to enforce our rights against the manufacturers, suppliers or third-party merchants may be expensive, time-consuming and ultimately futile. Defective, inferior or counterfeit products or negative publicity as to personal injury caused by products sold on our platform may adversely affect consumer perceptions of our company or the products we sell, which could harm our reputation and brand image. In addition, we do not currently maintain any product liability insurance in relation to products we sell. Our third-party liability insurance coverage does not include products offered through third-party merchants, and the coverage on merchandise sales products might be insufficient. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

If we are unable to conduct our marketing activities cost-effectively, our results of operations and financial condition may be materially and adversely affected.

We have incurred expenses on a variety of different marketing and brand promotion efforts designed to enhance our brand recognition and increase sales of our products. Our marketing and promotional activities may not be well received by customers and may not result in the levels of product sales that we anticipate. Marketing approaches and tools in the consumer products market in China are evolving. This further requires us to enhance our marketing approaches and experiment with new marketing methods to keep pace with industry developments and customer preferences, which may not be as cost-effective as our marketing activities in the past and may lead to significantly higher marketing expenses in the future. We cannot assure you that we can continue to produce, or benefit from, unique and effective marketing campaigns in the future. Failure to refine our existing marketing approaches or to introduce new effective marketing approaches in a cost-effective manner could reduce our market share, cause our net revenues to decline and negatively impact our profitability.

If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our customers may not order products in the quantities that we expect. It may be difficult to accurately forecast demand, and determine appropriate product or component. We generally have the right to return unsold items for most of our products to our suppliers. In order to secure more favorable commercial terms, we may need to continue to enter into supply arrangements without unconditional return clauses or with more restrictive return policies.

If we fail to manage our inventory effectively or negotiate favorable credit terms with third party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers in order to secure the right to return products to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our results of operations and financial condition.

 Uncertainties relating to the growth and profitability of the online retail industry in China in general, and the development of the online curated and flash sales business models in particular, could adversely affect our net revenues and business prospects.

We generate substantially all of our net revenues from online retailing. While online retailing has existed in China since the 1990s, only recently have certain online retailers become profitable. The curated and flash sales business models were not introduced to China until recently. The long-term viability and prospects of various online retail business models in China, particularly the online curated and flash sales business models, remain relatively untested. Our future results of operations will depend on numerous factors affecting the development of the online curated and flash sales business and, more broadly, the online retail industry in China, many of which are beyond our control. These factors include:

•	the growth of internet, broadband, personal computer and mobile penetration and usage as well as online retailing in China, and the rate of such growth;

•	the trust and confidence level of online shopping consumers in China, as well as changes in customer demographics and consumer tastes and preferences;

•	the selection, price and popularity of products that we and our competitors offer online;

•	the emergence and development of alternative retail channels or business models that better address the needs of consumers; and

•	the development of fulfillment, payment and other ancillary services associated with online purchases.

A decline in the popularity of online shopping or more specifically, of online curated and flash sales, or any failure by us to adapt our internet platform and improve the online shopping experience of our customers in response to trends and consumer requirements, may adversely affect our net revenues and business prospects.

Furthermore, the online retail industry is very sensitive to macroeconomic changes, and retail purchases tend to decline during recessionary periods. Many factors outside of our control, including inflation and deflation, volatility of stock and property markets, interest rates, tax rates and other government policies and unemployment rates can adversely affect consumer confidence and spending, which could in turn materially and adversely affect our growth prospects and profitability.

The proper functioning of our technology platform is essential to our business. Any failure to maintain the satisfactory performance of our internet platform could materially and adversely affect our business and reputation.

The satisfactory performance, reliability and availability of our technology platform are critical to our success and our ability to attract and retain customers and provide quality customer service. Substantially all of our sales of products are made online through our internet platform. Our mobile customer experience relies on the effective use of mobile devices, operating systems, networks and standards that we do not control. Our net revenues depend on the number of visitors who shop on our internet platform and the volume of orders we fulfill. Any system interruptions caused by telecommunications failures, errors encountered during system upgrades or system expansions, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our internet platform, leakage of confidential customer information, degraded order fulfillment performance, or additional shipping and handling costs, which may, individually or collectively, materially and adversely affect our business, reputation, financial condition and results of operations. In addition, any system failure or interruption could cause material damage to our reputation and brand image if our systems are perceived to be insecure or unreliable. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to system interruptions, website slowdown or unavailability, delays or errors in transaction processing, loss of data or the inability to accept and fulfill customer orders. Security breaches, computer viruses and hacking attacks have become more prevalent in our industry. We can provide no assurance that our current security mechanisms will be sufficient to protect our IT systems from any third-party intrusions, viruses or hacker attacks, information or data theft or other similar activities. Any such future occurrences could reduce customer satisfaction, damage our reputation and result in a significant decrease in our net revenues.

Additionally, we must continue to upgrade and improve our technology platform to support our business growth, and failure to do so could impede our growth. However, we cannot assure you that we will be successful in executing these system upgrades and improvement strategies. In particular, our systems may experience interruptions during upgrades, and the new technologies or infrastructures may not be fully integrated with the existing systems on a timely basis, or at all. If our existing or future technology platform does not function properly, it could cause system disruptions and slow response times, affecting data transmission, which in turn could materially and adversely affect our business, financial condition and results of operations.

Any deficiencies in China’s telecommunication infrastructure could impair our ability to sell products over our internet platform, which could cause us to lose customers and materially and adversely affect our results of operations.

Substantially all of our sales of products are made online through our internet platform. Our business depends on the performance and reliability of the telecommunication infrastructure in China. The availability of our internet platform depends on telecommunications carriers and other third-party providers for communications and storage capacity, including bandwidth and server storage, among other things. Almost all access to the internet and mobile internet is maintained through state-owned telecommunication carriers under administrative control, and we obtain access to end-user networks operated by such telecommunications carriers and service providers to present our internet platform to consumers. Service interruptions prevent consumers from viewing our internet platform and placing orders, and frequent interruptions could frustrate customers and discourage them from attempting to place orders, which could cause us to lose customers and adversely affect our results of operations.

Failure to protect confidential information of our customers and network against security breaches could damage our reputation and brand and substantially harm our business and results of operations.

A significant challenge to the online retail industry is the secure transmission of confidential information over public networks. Substantially all of the orders and some of the payments for products we offer are made through our internet platform. In addition, some online payments for our products are settled through third-party online payment services. We also share certain personal information about our customers with contracted third-party delivery service providers, such as their names, addresses, phone numbers and transaction records. In such cases, maintaining complete security for the transmission of confidential information on our technology platform, such as customer names, personal information and billing addresses, is essential to maintaining customer confidence.

Advances in technology, the expertise of hackers, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology that we use to protect confidential information. We may not be able to prevent third parties, especially hackers or other individuals or entities engaging in similar activities, from illegally obtaining such confidential or private information we hold as a result of our customers’ visits on our website. Such individuals or entities obtaining our customers’ confidential or private information may further engage in various other illegal activities using such information. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our customers may elect to make payment for purchases at our website. The contracted third-party delivery service providers we use may also violate their confidentiality obligations and disclose or use information about our customers illegally. Although we do not believe that we will be held responsible for any such illegal activities, any negative publicity on our website’s safety or privacy protection mechanism and policy could have a material and adverse effect on our public image and reputation. We cannot assure you that similar events will not occur in the future. Any compromise of our information security or contracted third-party delivery service providers’ information security measures could have a material and adverse effect on our reputation, business, prospects, financial condition and results of operations.

Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently come under increased public scrutiny. As online retailing continues to evolve, we believe that increased regulation by the PRC government of data privacy on the internet is likely. We may become subject to new laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information that could affect how we store, process and share data with our customers, suppliers and third-party merchants. We generally comply with industry standards and are subject to the terms of our own privacy policies.

Significant capital and other resources may be required to protect against information security breaches or to alleviate problems caused by such breaches or to comply with our privacy policies or privacy-related legal obligations. The methods used by hackers and others engaged in online criminal activities are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause our customers to lose trust in us. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retailing and other online services generally, which may reduce the number of orders we receive.

Payment methods used on our internet platform subject us to third-party payment processing-related risks.

We accept payments using a variety of methods, including payment on delivery, online payments with credit cards and debit cards issued by major banks in China, and payment through third-party online payment platforms such as Alipay. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment and cash on delivery options. We also rely on third parties to provide payment processing services. The delivery personnel of our contracted third-party delivery service providers collect the payment on our behalf, and we require the contracted third-party delivery service providers to remit the payment collected to us on the following day. If these companies fail to remit the payment collected to us in a timely fashion or at all, if they become unwilling or unable to provide these services to us, or if their services quality deteriorates, our business could be disrupted. We are also subject to various rules, regulations and requirements, regulatory or otherwise, governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business, financial condition and results of operations could be materially and adversely affected.

Our delivery and return policies may adversely affect our results of operations.

We have adopted shipping policies that do not necessarily pass the full cost of shipping on to our customers. We also have adopted customer-friendly return policies that make it convenient and easy for customers to change their minds after completing purchases. These policies improve customers’ shopping experience and promote customer loyalty, which in turn help us acquire and retain customers. However, these policies also subject us to additional costs and expenses, which we may not be able to recoup through increased net revenues. Our ability to handle a large volume of returns is unproven. If our return rates are higher than we expected, or such return policy is misused by a significant number of customers, our costs may increase significantly and our results of operations may be materially and adversely affected. In addition, as we cannot resell some returned products that are not in their original packaging or return the products to our suppliers pursuant to our contracts with them. If return rates for such products increase significantly, we may experience an increase in our inventory balance, which may adversely affect our working capital. If we revise these policies to reduce our costs and expenses, our customers may be dissatisfied, which may result in losing existing customers or failing to acquire new customers at a desirable pace, which may materially and adversely affect our results of operations.

We may be the subject of anti-competitive, harassing, or other detrimental conduct by third parties including complaints to regulatory agencies, negative blog postings, and the public dissemination of malicious characterization of our business that could harm our reputation and cause us to lose market share, customers and net revenues and adversely affect the price of our shares.

We may become the target of anti-competitive, harassing, or other detrimental conduct by third parties. Such conduct includes complaints, anonymous or otherwise, to regulatory agencies. We may be subject to government or regulatory investigation as a result of such third-party conduct and may be required to expend significant time and incur substantial costs to address such third-party conduct, and there is no assurance that we will be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against us, may be posted in internet chat-rooms or on blogs or any website or social media platform by anyone, whether or not related to us, on an anonymous basis. Consumers value readily available information concerning retailers and the goods and services offered by them and often act on such information without further investigation or authentication and without regard to its accuracy. Information on social media platforms and devices is easily accessible, and any negative publicity on us or our founders and management can be quickly and widely disseminated. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted may be inaccurate and adverse to us, and it may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of anonymous allegations or malicious statements about our business, which in turn may cause us to lose market share, customers and net revenues and adversely affect the price of our shares.

Our business depends on the continued efforts of our management. If we lose their services or they are unable to work together effectively or efficiently, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this Report. If our management team cannot work together effectively or efficiently, our business may be severely disrupted. One or more of our executive officers may be unable or unwilling to continue their service to us, and we might not be able to replace them easily or at all. There can be no assurance that we will not have departures from our management team in the future. Our business, financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain personnel. If any of our executive officers joins a competitor or forms a competing business, we may lose customers, suppliers, know-how and key professionals and staff members. Our executive officers have entered into employment agreements and confidentiality and non-competition agreements with us. However, if any dispute arises between our officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

If we are unable to recruit, train and retain qualified personnel or sufficient workforce while controlling our labor costs, our business may be materially and adversely affected.

We intend to hire additional qualified employees to support our business operations and planned expansion. Our future success depends, to a significant extent, on our ability to recruit, train and retain qualified personnel, particularly technical, fulfillment, marketing and other operational personnel with experience in the online retail industry. Our experienced mid-level managers are instrumental in implementing our business strategies, executing our business plans and supporting our business operations and growth. The effective operation of our managerial and operating systems, logistics centers, customer service center and other back office functions also depends on the hard work and quality performance of our management and employees. Since our industry is characterized by high demand and intense competition for talent and labor, we can provide no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. Popular hosts may cease to be engaged by us, and we may be unable to attract new talent that can attract users or cause such users to increase the amount of time spent on our platform or the amount of money spent on our merchandize. Our logistics centers also require a significant number of blue-collar workers, and these positions tend to have higher than average turnover. Labor costs in China have increased with China’s economic development, particularly in the large cities where we operate our logistics centers. Inflation in China is also putting pressure on wages. In addition, as we are still a young company, our ability to train and integrate new employees into our operations may also be limited and may not meet the demand for our business growth on a timely fashion, or at all. If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

Increases in labor costs or restrictions in the supply of labor in China may materially and adversely affect our business, financial condition and results of operations.

We currently use workers dispatched by third-party labor service agents to provide customer service, logistics and delivery services. Under such labor arrangement, we may also incur liabilities if we cause any damages to such dispatched workers. If we are found to be in violation of the new rules regulating contract workers, we may be ordered by the labor authority to rectify the noncompliance by entering into written employment contracts with our contract workers.

With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase. Our results of operations will be materially and adversely affected if the labor costs of our suppliers in China increase. In addition, even if labor costs do not increase, we and our suppliers may not be able to find a sufficient number of workers to produce or provide us with the products we offer.

Furthermore, pursuant to the new PRC labor contract law that became effective in 2008, as amended in 2012, employers in China are subject to stricter requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. The labor contract law and related regulations impose greater liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to significantly change or reduce our workforces, the labor contract law could adversely affect our ability to make such changes in a timely, favorable and effective manner. Any of these events may adversely affect our business, financial condition and results of operations.

Future strategic alliances, investments, acquisitions or expansion into new businesses may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties to further our business purposes from time to time. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have little ability to control or monitor their actions. To the extent the third parties suffer negative publicity or harm to their reputations from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties.

In addition, we have made investments in complementary business and expanded into new businesses in the past and if we are presented with appropriate opportunities, we may continue to acquire additional assets, technologies or businesses that are complementary to our existing business. Expansion into diverse new areas involves new risks and challenges. Our lack of familiarity with these new areas and lack of relevant customer data relating to these new areas may make it more difficult for us to anticipate customer demand and preferences. In addition, Furthermore, we may not have much negotiating power in new areas of business and we may not be able to reach favorable terms with our business partners. We may need to price aggressively to gain market share or remain competitive in new areas of business. It may be difficult for us to achieve profitability in the new areas and our profit margin, if any, may be lower than we anticipate, which would adversely affect our overall profitability and results of operations. We cannot assure you that we will be able to recoup our investments in new businesses. In addition, past and future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. The costs of identifying and consummating acquisitions may be significant. We may also incur significant expenses in obtaining approvals from shareholders and relevant government authorities in China and elsewhere in the world. Acquired assets or businesses may not generate the financial results we expect. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. The cost and duration of integrating newly acquired businesses could also materially exceed our expectations. Any such negative developments could have a material adverse effect on our business, financial condition and results of operations.

Any lack of requisite approvals, licenses or permits applicable to our business or failure to comply with PRC laws and regulations may have a material and adverse impact on our business, financial condition and results of operations.

Our business is subject to governmental supervision and regulation by the relevant PRC governmental authorities, including the MOFCOM, the Ministry of Industry and Information Technology, or MIIT, China food and drug administration, the State Drug Administration. Together, these government authorities promulgate and enforce regulations that cover many aspects of the operation of online retailing and distribution of food and nutritional supplements, including entry into these industries, the scope of permissible business activities, licenses and permits for various business activities, and foreign investment. We are required to hold a number of licenses and permits in connection with our business operation, including the value-added telecom business operation license, or ICP license, food distribution permit or food business operation permit (as applicable), as well as approvals for the establishment of foreign-invested enterprises engaging in the sale of goods over the internet. We currently holds business license, ICP license and food business license.

As of the date of this Report, we have not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities regarding our conducting our business without the above mentioned approvals and permits. However, we cannot assure you that we will not be subject to any penalties in the future. As online retailing is still evolving in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those we currently have, and address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to online retail businesses. For example, we are providing mobile applications to mobile device users. It is uncertain if our variable interest entities, or VIEs, will be required to obtain a separate operating license in addition to the valued-added telecommunications business operating licenses for Internet content provision service. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material and adverse effect on our results of operations.

We are required by PRC laws and regulations to pay various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments of the requisite statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. If the relevant PRC authorities determine that we shall make supplemental social insurance and housing fund contributions and that we are subject to fines and legal sanctions, our business, financial condition and results of operations may be adversely affected.

Our use of some leased properties could be challenged by third parties or government authorities, which may cause interruptions to our business operations.

We lease properties for our offices, logistics centers, dormitories, customer service center and physical stores. The lessors of some of these leased properties have been able to provide proper ownership certificates for the properties we lease or prove their rights to sublease the properties to us or hold legal certificates to legally lease properties to us. If our lessors are not the owners of the properties and they have not obtained consents from the owners or their lessors or permits from the relevant government authorities, our leases could be invalidated. We may have to renegotiate the leases with the owners or the parties who have the right to lease the properties, and the terms of the new leases may be less favorable to us. In addition, our leasehold interests in leased properties have not been registered with relevant PRC government authorities as required by PRC law, which may expose us to potential fines ranging from RMB1,000 to RMB10,000 per unit leasehold.

As of the date of this Report, we are not aware of any claims or actions being contemplated or initiated by government authorities, property owners or any other third parties with respect to our leasehold interests in or use of such properties. However, we cannot assure you that our use of such leased properties will not be challenged. In the event that our use of properties is successfully challenged, we may be subject to fines and forced to relocate the affected operations. In addition, we may become involved in disputes with the property owners or third parties who otherwise have rights to or interests in our leased properties. We can provide no assurance that we will be able to find suitable replacement sites on terms acceptable to us on a timely basis, or at all, or that we will not be subject to material liability resulting from third parties’ challenges on our use of such properties. As a result, our business, financial condition and results of operations may be materially and adversely affected.

Failure to renew our current leases or locate desirable alternatives for our facilities could materially and adversely affect our business.

As of March 25, 2019, we leased an aggregate of approximately 3532 square meters of properties for our offices, logistics centers, dormitories, customer service center and physical stores. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all, and may therefore be forced to relocate our affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our facilities as our business continues to grow and such failure in relocating our affected operations could affect our business and operations.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, copyrights, domain names, know-how, proprietary technologies, and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. Although we are not aware of any copycat websites that attempt to cause confusion or diversion of traffic from us at the moment, we may become an attractive target to such attacks in the future because of our brand recognition in the online retail industry in China. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

It is often difficult to register, maintain and enforce intellectual property rights in China. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality, invention assignment and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time in the future, subject to legal proceedings and claims relating to the intellectual property rights of others. Some of our trademarks applications may be challenged by third parties and we may not be able to successfully register such trademarks. In addition, there may be other third-party intellectual property that is infringed by our products, services or other aspects of our business. There could also be existing patents or other intellectual property rights of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of the relevant intellectual property rights purportedly relating to some aspect of our technology platform or business, if any such holders exist, would not seek to enforce such intellectual property rights against us in China, the United States of America (the “United States,” or the “U.S.”) or any other jurisdictions. In addition, we strive to closely monitor the products offered on our internet platform, and also require suppliers and third-party merchants to indemnify us for any losses we suffer or any costs that we incur in relation to the products we source from such suppliers or the products offered by such third-party merchants on our internet platform. However, we cannot be certain that these measures would be effective in completely preventing the infringement of trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. Further, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these third-party infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question.

Finally, we use open source software in connection with parts of our technology platform. Companies that incorporate open source software into their own products and services have, from time to time, faced claims challenging the ownership of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

We have failed to implement and maintain an effective system of internal controls, therefore we may be unable to accurately or timely report our results of operations or prevent fraud.

We are subject to the reporting obligations under U.S. securities laws. Section 404 of the Sarbanes-Oxley Act of 2002 and related rules require public companies to include a report of management on their internal control over financial reporting in their annual reports. This report must contain an assessment by management of the effectiveness of a public company’s internal control over financial reporting. In addition, an independent registered public accounting firm for a public company must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules promulgated by SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. In addition, our independent registered public accounting firm attested the ineffectiveness of our internal control and reported that our internal control over financial reporting was not effective as of December 31, 2018.

Since we failed to maintain effective internal control over financial reporting and may continue to do so in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. In addition, the process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies our reporting obligations. Our failure to discover and address any other material weaknesses or deficiencies may result in inaccuracies in our financial statements or delay in the preparation of our financial statements. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may have been or be materially and adversely affected. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misappropriations of corporate assets and subject us to potential delisting from the stock exchange on which our shares are listed, regulatory investigations or civil or criminal sanctions.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

We believe our current cash and cash equivalents, short-term investments and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives or investments we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to obtain a credit facility or sell additional equity or debt securities. The sale of additional equity securities could result in dilution of our existing shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

We may fail to achieve and maintain profitability or obtain sufficient capital to fund our operations and continue as a going concern.

The Company has incurred accumulated deficit of $235,867 and $187,138 as of and for the period ended December 31, 2018 and December 31, 2017 respectively. We therefore believe there may be some doubts with respect to the Company’s ability to continue as a going concern, which would depend on the ability of the Company to obtain adequate capital to fund operating losses until it becomes profitable and the ability of the Company to achieve and maintain profitability and positive cash flow from operating activities. If the Company would not be able to obtain sufficient capital to fund its operations or it would fail to achieve and maintain profitability and positive cash flow, it may be forced to cease operations. Our ability to achieve and maintain profitability and positive cash flow from operating activities depends on various factors, including our ability to grow revenue and control our costs and expenses, the effectiveness of our selling and marketing activities, consumer acceptance of our products and the growth and maintenance of our customer base. We may fail to achieve or sustain profitability or positive cash flow from operating activities, or fail to obtain sufficient capital to fund our operations.

We have limited insurance coverage which could expose us to significant costs and business disruption.

We maintain certain insurance policies to safeguard against risks and unexpected events. We have purchased all risk property insurance covering our inventory in all of our logistics centers and certain fixed assets such as equipment, furniture and office facilities. We do not maintain cargo transportation insurance, although we may request courier companies to purchase insurance covering our products in our agreements with them. We purchased third-party liability insurance covering our merchandise sales products against claims from consumers in relation to alleged defects in product quality. For certain of our logistics staff, we purchased personal injury insurance. However, as the insurance industry in China is still in an early stage of development, insurance companies in China currently offer limited business-related insurance products. We do not maintain business interruption insurance, nor do we maintain key-man life insurance on our directors or officers. We cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policy on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely affected by natural disasters or the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, the influenza A (H1N1), H7N9, the Ebola virus or another epidemic. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our facilities. Such closures may disrupt our business operations and adversely affect our results of operations. Our operation could also be disrupted if our suppliers, customers or business partners were affected by such natural disasters or health epidemics.

Risks Related to Our Corporate Structure.

If the PRC government deems that the contractual arrangements in relation to our variable interest entities do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, including online retail businesses and distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are generally not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except for the e-commerce business) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Guidance Catalog of Industries for Foreign Investment promulgated in 2007, as amended in 2018, or the Catalog and other applicable laws and regulations. As provided for under the amendment to the Special Management Measures (Negative List) for the Access of Foreign Investment (2018), which became effective in July, 2018, “e-commerce business” is an exception to the above restriction on foreign investment. However, the above amended Catalog does not define the “e-commerce business,” and its interpretation and enforcement involve significant uncertainties, therefore, we cannot assure you that whether our online retail business and distribution of online information falls into the “e-commerce business” and thus, whether we are permitted to conduct our value-added telecommunication services in the PRC through our subsidiaries in which foreign investors own more than 50% of equity interests.

Material Adverse Effect upon the Company of PRC’s Credit Restrictions.

The Company faces increasing competition from other distributors of substantially similar products and manufacturers themselves, both foreign and Chinese. The Company faces its principal competition from foreign manufacturers and other distributors of their products situated in Hong Kong and the PRC. Competition may cause purchaser demands for price reductions and reduced profit margin.

Uncertainty of Enforcing United States Judgments.

There is some uncertainty whether Cayman courts would enforce judgments of the courts of the United States and of other foreign jurisdictions, or enforce actions brought in the Cayman which are based upon the securities laws of the United States. A final monetary judgment obtained in the United States will be treated as a cause of action in itself by the Cayman courts so that no retrial of the issues would be necessary, provided that material preconditions are met and the proceedings pursuant to which judgment was obtained were not contrary to the rules of natural justice.

All of the Company’s directors and executive officers reside outside of the United States, service of process upon the Company and such persons may be difficult to effect in the United States upon all such directors and officers.

All of the Company’s assets are and will be located outside of the United States, in Hong Kong and the PRC, and any judgment obtained in the United States may not be enforced in those jurisdictions. Hong Kong courts will not directly enforce against the Company or such persons judgments obtained in the United States. There is also substantial doubt as to the enforceability in the PRC of actions to enforce judgments of the United States’ courts arising out of or based on the ownership of the securities, including judgments arising out of or based on the civil liability provisions of United States federal or state securities laws or otherwise.

Risks Related to Doing Business in China

PRC sovereignty over Hong Kong is still developing.

The Company’s principal executive office is located in Hong Kong, a Special Administrative Region of China (or “SAR;” Hong Kong is sometimes herein referred to as the “Hong Kong SAR”).

As provided in the Sino-British Joint Declaration on the Question of Hong Kong (the “Joint Declaration”) and the Basic Law of the Hong Kong SAR of China (the “Basic Law”), the Hong Kong SAR is provided a high degree of autonomy except in foreign and defense affairs. The PRC’s political system and policies are not practiced in Hong Kong. Under this principle of “one country, two systems,” Hong Kong maintains a legal system that is based on common law and is different from that of the PRC.

There is friction between Hong Kong residents pressing for greater democracy and the new government leadership in Beijing. The formula for the preservation of Hong Kong’s independent legal and economic system under Chinese sovereignty has been referred to as “one country, two systems.” There appears to be a deep suspicion that Hong Kong’s democracy advocates are being manipulated by the United States to cause difficulties at China’s doorstep as regional tensions rise, i.e. as China has been asserting territorial claims in the East and South China Seas. The foregoing is raising concerns that civil liberties in Hong Kong may be eroded in the years to come. At this point in time it is not possible to predict if this trend will continue and what effect it will have on the Company, if any.

The Company’s results of operations and financial condition may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy.

There can be no assurance that these past, or any prospective future, changes in political, economic or commercial conditions in Hong Kong and the PRC will not result in a material adverse effect upon the Company.

Economic stability in the far east is uncertain.

Some economies in the Far East have suffered from an economic instability. There can be no assurance that there will be a recovery, most especially in light of the recent global economic downturn. Continued growth in the PRC depends on an adequate supply of energy. There is no assurance that adequate supplies of energy can be developed or found to fuel the PRC’s continued economic growth.

A severe or prolonged global economic recession and the slowdown in the Chinese economy may adversely affect our business, results of operations and financial condition.

The global macroeconomic environment is facing challenges, including the escalation of the European sovereign debt crisis since 2011, the end of quantitative easing by the U.S. Federal Reserve, the economic slowdown in the Eurozone in 2014 and uncertainties over the impact of Brexit. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Africa, Ukraine and Syria. There have also been concerns about the tensions in the relationship among China and other countries, including surrounding Asian countries, which may potentially have various economic effects, such as foreign investors closing down their business or withdrawing their investment in China and thus existing the China market. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any prolonged slowdown in the global or Chinese economy may have a negative impact on our business, results of operations and financial condition. In addition, continued turbulence in the international markets may adversely affect our ability to access capital markets to meet liquidity needs.

The PRC’s economic, political and social conditions; slowdown in growth.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past thirty years, growth has been uneven, both geographically and among the various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by changes in applicable tax regulations, rates of currency exchange, inflation and effects to curb inflation.

The PRC economy appears to be moving from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. According to the National Bureau of Statistics of China, China’s gross domestic product (GDP) annual growth rate increased slightly from 6.7% in 2016 to 6.9% in 2017. Although past predictions have not always proven reliable, if these predictions prove accurate, they, as well as future actions and policies of the PRC government, could suffer a material adverse effect.

Also, financial reporting suggests a real estate “bubble” exists in the PRC. If a real estate “bubble” truly exists in the PRC and it bursts, the PRC’s economy and the Company could suffer a material adverse effect.

The success of the Company’s activities in the PRC depends on the Company’s continued ability to overcome circumstances specifically effecting the industrial sector, including the relatively poor infrastructure, road transportation and communications network and an uncertain legal and regulatory environment.

We may be impacted by inflation in PRC.

Inflation in China has not affected our results of operations in recent years. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2016, 2017 and 2018 were increases of 2.1%, 1.8% and 1.9%, respectively. Although we have not been affected by inflation in the past, we may be affected if China experiences higher rates of inflation in the future.

The PRC legal system embodies uncertainties which could limit the available legal protections and expand the government’s power.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the media, ecommerce, education, advertising and retail industries, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, and our foreign investors, including you.

The PRC government imposes currency controls.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantial part of our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future.

There is a foreign currency risk.

The Company operates in Hong Kong, the PRC and trades with both local and overseas customers and suppliers, and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to purchases in, Hong Kong dollar, Renminbi, US dollars, the Japanese yen and Euro. Foreign exchange risk arises from committed and unmatched future commercial transactions, such as confirmed import purchase orders and sales orders, recognized assets and liabilities, and net investment in the PRC operations.

Because our revenues are generated in Renminbi and our results are reported in U.S. dollars, ongoing devaluation of the Renminbi could negatively impact our results of operations.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The conversion of Renminbi into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China. In July 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably, and in recent years the RMB has depreciated significantly against the U.S. dollar.  Since October 1, 2016, the RMB has joined the International Monetary Fund (IMF)’s basket of currencies that make up the Special Drawing Right (SDR), along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB has depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a flexible currency policy to allow the Renminbi to appreciate against the U.S. dollar. Significant revaluation of the Renminbi may have a material adverse effect on your investment. Substantial part of our revenues and costs are denominated in Renminbi.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

We are subject to international economic and political risks, over which we have little or no control.

Doing business entirely outside the U.S. subjects us to various risks, including changing economic and political conditions, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and other unforeseeable risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the adverse effect of any of these changes.

The international financial crisis and economic conditions may have a material adverse impact on our business and financial conditions.

With deteriorating worldwide economies, global markets have experienced significant turmoil and upheavals characterized by extreme volatility and the volatility in prices and securities and commodities, diminished credit availability, inability to access capital markets, waves of bankruptcies, high unemployment and declining consumer and business confidence. It appears that international economic deterioration has negatively impacted our revenue and other results of operation. We cannot predict the short and long-term impact of these events on our business and financial condition that may be materially and adversely affected in the future.

The PRC has had turbulent relations with the United States.

Differences between the U.S. and PRC governments on some political issues continue occasionally to color their relationship. These occasional controversies could materially and adversely affect our business and operations. Political or trade friction between the two countries could also materially and adversely affect the market price of our shares, whether or not they adversely affect our business.

Risks Related to our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following June 30, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Our common stock is traded on the OTC Markets Pink tier under the symbol LOVV. Our common stock is not actively traded and the price of our common stock may be volatile. Accordingly, our common stock is highly illiquid and you will likely experience difficulty in re-selling such shares at times and prices that you may desire and without depressing the market price for the shares or at all. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the video game industry;

•	customer demand for our products;

•	investor perceptions of the video game industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	failure to maintain compliance with Nasdaq rules;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

The future issuance of equity or of debt securities that are convertible into equity may dilute your investment and reduce your equity interest.

We may choose to capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the Company’s common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value.

Certain provisions of our Certificate of Incorporation and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and the Nevada Revised Statutes contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Nevada Revised Statutes, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Nevada company.

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our shareholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
●	our ability to attract new customers;
●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our shareholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;
●	unanticipated costs or liabilities associated with the acquisition;
●	difficulty integrating the accounting systems, operations and personnel of the acquired business;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●

difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;
●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our shareholders control a significant number of shares of our common stock, they may have effective control over actions requiring shareholder approval.

As of March 25, 2019, our directors and executive officers and their respective affiliates, beneficially owned approximately 86.07% of our outstanding shares of common stock on a fully diluted basis. As a result, these shareholders acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Shanghai, where we lease our principal office with an aggerate floor area of approximately 215 square meters.

We lease warehouse facilities in Jiaxing, Zhejiang Province, with an aggregate floor space of approximately 3317 square meters, which are for the storage of our inventory.

We believe that our existing facilities are adequate for our current needs. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets Pink tier under the symbol “LOVV.”

Stockholders

As of March 25, 2019, there were 23 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Company Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

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

Corporate Overview

Since May 18, 2016, the Company has shifted its business focus from developing and launching an online, cross-border e-commerce platform to promote and market worldwide premium specialties and other well-known branded products.

Business Strategy

The Company does not yet have any operations and the development of its business is speculative. The Company will require additional financing, either through a stock offering, or standard or convertible debt. Until and unless the Company is able to secure adequate financing, its business development will be curtailed.

Results of Operations - Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

	For the year ended December 31,	For the year ended December 31,
Balance Sheet Data	2018	2017
Cash and Cash Equivalents	$-	$-
Prepaid Expenses	-	20,000
Total Assets	-	20,000
Total Current Liabilities	173.560	144,822
Stockholders’ Deficit	$(173,560)	$(124,822)

The following summary of our results of operations should be read in conjunction with our financial statements, as included in this Annual Report on Form 10-K.

Revenue	$-	$-

EXPENSES
General and administrative	474	205
Professional fees	48,264	44,450
Total Expenses	48,738	44,655
Loss before income taxes	(48,738)	(44,655)
Income tax	-	-
	$(48,738)	$(44,655)

Revenue.

We have generated no revenues during the years ended December 31, 2018 and 2017.

Expenses

Operating expenses for the year ended December 31, 2018 were $48,738, increasing by $4,083 from $44,655 for the year ended December 31, 2017. The increase in expenses was attributed to increased professional fees related to ongoing regulatory costs. Our professional fees, consisting of legal, audit, accounting and transfer agent fees, for the year ended December 31, 2018 was $48,264, increasing by $3,814 from $44,450 for the year ended December 31, 2017.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2018 was $48,738, increasing by $4,083 from a net loss of $44,655 for the year ended December 31, 2017.

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

We had no material commitments for capital expenditures as of December 31, 2018.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	December 31,		(Decrease)/
	2018	2017	Increase
Current Assets	$-	$20,000	$(20,000)
Current Liabilities	173,560	144,822	28,738
Working Capital (Deficiency)	$(173,560)	$(124,822)	$48,738

Cash Flows

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cash Used in Operating Activities	$(36,399)	$(31,994)
Cash Provided by Financing Activities	36,399	31,994
Net Decrease in Cash in the year	$-	$ -

Cash and cash equivalents as of December 31, 2018 and 2017 were $0. Total assets as of December 31, 2018 were $0, decreasing by $20,000 from $20,000 as of December 31, 2017. Decrease in total assets was primarily due to utilization of prepayments in 2018.

Total current liabilities as of December 31, 2018 was $173,560, increasing by $28,738 from $144,822 as of December 31, 2017.

As at December 31, 2018, our company had a working capital deficiency of $173,560, compared with a working capital deficiency of $124,822 as at December 31, 2017. The increase in working capital deficiency was primarily due to the costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the years ended December 31, 2018 and 2017, our company used $36,399 and $31,994 in cash from operating activities, respectively. The increase in cash used in operating activities was attributed to increase of professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

We did not use or generate any funds for investing activities during the years ended December 31, 2018 and 2017.

Cash Flow from Financing Activities

During the years ended December 31, 2018 and 2017, the Company received $36,399 and $31,994 from advances from related party, respectively.

Going Concern

We had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2018. These factors raise substantial doubts about our ability to continue as a going concern. We plan to raise additional funds through financing, either though financing from our shareholders or related parties, a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” as such term is defined under Exchange Act Rule 13a-15(e). Such disclosure controls and procedures are designed such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2018, the end of the period covered by this Annual Report, has concluded that our disclosure controls and procedures were not effective  in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

As of December 31, 2018, the matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) our Board of Directors did not have any independent members we did not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we had inadequate segregation of duties consistent with control objectives; and (3) we had ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Yong Qiang Yang	48	President, Chief Executive Officer and Director
Wei Min Jin	44	Chief Financial Officer and Director

The business background and certain other information about our directors and executive officers is set forth below:

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

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CEO Chairman	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 03/2014 To: Current	Management	CEO	MMI Group NZ Limited (Finance)	Manage and direct the company
From: 03/2009 To: 03/2012	Management	Senior Manager	Guangdong Taiyangshen Group (Health Care)	Manage sales team
From: 2/2016 To: Current	Management	Executive Director	Shenzhen Qianhai Lefu E-Commerce Co., Ltd.	Manage and direct the company
From: 12/2016 To: Current	Management	Director	Shanghai Lefu E-Commerce Co. Limited	Manage and direct the company

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

Time Period (month/year) From:/To:	Principal Occupation	Position or Office	Name and Principal Business of Employer	Nature of Responsibilities
From: 11/2015 To: Current	Management	CFO Director	Love International Group, Inc. (E-commerce)	Manage and direct the company
From: 02/2007 To: Current	Management	Director	Taizhou City Huang Yan District Qicaifang Jiaju Company	Manage and direct the company
From: 03/2014 To: Current	Management	Director	MMI Group NZ Limited (Finance)	Manage and direct the company
From: 2/2016 To: Current	Management	General Manager	Shenzhen Qianhai Lefu E-Commerce Co., Ltd.	Manage and direct the company
From: 12/2016 To: Current	Management	Director	Shanghai Lefu E-Commerce Co. Limited	Manage and direct the company

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board and Committee Meetings

Our board of directors currently consists of two members, Yong Qiang Yang and Wei Min Jin. Our board of directors held no formal meetings during the year ended December 31, 2018. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee or an Audit Committee Financial expert at this time. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2018, we believe that the directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

Code of Ethics and Code of Conduct

We anticipate that we will not adopt a code of ethics until we have increased the number of our board of directors.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2018 and 2017 to:

●	Yong Qiang Yang, Chief Executive Officer
●	Wei Min Jin, Chief Financial Officer

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yong Qiang Yang	2018	0	—	—	—	—	—	—	—
Chief Executive Officer, President and Director	2017	0		—	—	—	—	—	—
Wei Min Jin	2018	0	—	—	—	—	—	—	—
Chief Financial Officer and Director	2017	0	—	—	—	—	—	—	—

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended December 31, 2018.

Outstanding Equity Awards at End of Fiscal Period

There were no outstanding equity awards as of December 31, 2018.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2018, there were no options exercised by our named executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors and our directors were not compensated in such capacity during the year ended December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 25, 2019 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percentage(2)
Directors and Executive Officers:
Yong Qiang Yang (2)(4)	473,366,652	47.3%
Wei Min Jin (3)(5)	387,299,988	38.7%
All Executive Officers and Directors as a Group (2 persons)	860,666,640	86.1%
5% or Greater Stockholders:
Leseng Holdings Limited(4)	390,866,652	39.1%
Lejoy Holdings Limited(5)	319,799,988	32.0%

*	Represents beneficial ownership of less than 1%.

(1)

Based on 1,000,000,0000 shares of the Company's common stock issued and outstanding as of March 25, 2019. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2019.

(2)	Includes 390,866,652 shares owned by Leseng Holdings Limited.
(3)	Includes 319,799,988 shares owned by Lejoy Holdings Limited.
(4)	Yong Qiang Yang is the Director of Leseng Holdings Limited and in such capacity has voting and dispositive power over the securities held by such entity.
(5)	Wei Min Jin is the Director of Lejoy Holdings Limited and in such capacity has voting and dispositive power over the securities held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2017, except as set forth below, we have not been a participant to any transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of our total assets at the end of our last completed fiscal year, and in which any of our directors, executive officers holders of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest.

Contractual Agreements with Affiliated Entities and their Shareholders

We operate our business through contractual arrangements with our variable interest entities. For a description of these contractual arrangements, see “Item 1. Business—Background and History of Lovego Holdings.”

Loans

As at December 31, 2018 and December 31, 2017,  we owed our related party $173,560 and $137,161, respectively, for expenses they paid on our behalf. Yong Qiang Yang, our President and Wei Min Jin, our Chief Financial Officer, have beneficial interests in this party. The total amounts owed are unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

2019 Share Exchange

On February 11, 2019, the Company sold 390,866,652 and 319,799,988 newly issued shares of the Company’s common stock to Leseng Holdings Limited, a British Virgin Islands company wholly owned by Yong Qiang Yang, our President, and Lejoy Holdings Limited, a British Virgin Islands company wholly owned by Wei Min Jin, our Chief Financial Officer, respectively, in exchange for all of the shares of the capital stock of Lovego Holdings Limited held by Leseng Holdings Limited and Lejoy Holdings Limited.

Policies and Procedures for Related Party Transactions

Our board of directors plans to adopt a written related person transaction policy, to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of Lovego Holdings total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Our audit committee will be responsible for reviewing and approving in advance the related party transactions covered by our related transaction policies and procedures.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as such term is defined by the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

Fee Category	2018	2017
Audit Fees	$12,528	$11,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$12,528	$11,600

Audit Fees:   Audit Fees consist of fees incurred for professional services rendered for the audits of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-Related Fees:   Audit Related Fees may consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

Tax Fees:   Tax Fees may consist of fees for professional services, including tax consulting, planning and compliance performed by an independent registered public accounting firm.

All Other Fees:   There were no such fees incurred by the Company in the fiscal years ended December 31, 2018 and December 31, 2017.

Pre-Approval Policies and Procedures

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

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

The financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Share Exchange Agreement, dated as of February 11, 2019 between the Company, Lovego Holdings, etc. (incorporated by reference to Exhibit 2.1 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

3.1

Articles of Incorporation of Love International Group, Inc. (incorporated by reference to Exhibit 3.2 of Love International Group, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2014)

3.2

Certificate of Amendment of Love International Group, Inc. (incorporated by reference to Exhibit 3.2 of Love International Group, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2014)

3.3

Certificate of Amendment of Love International Group, Inc. (incorporated by reference to Exhibit 3.3 of Love International Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on April 15, 2016)

3.4

Bylaws of Love International Group, Inc. (incorporated by reference to Exhibit 3.3 of Love International Group, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2014)

3.5

Form of  Share Certificate (incorporated by reference to Exhibit 3.5 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.1

Exclusive Business Cooperation Agreement between Shanghai Lepan Business Information Consulting Co., Ltd. and Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.1 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.2

Loan Agreement between Shanghai Lepan Business Information Consulting Co., Ltd. and the shareholders of Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.2 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.3

Exclusive Purchase Option Agreement between Shanghai Lepan Business Information Consulting Co., Ltd., Shenzhen Qianhai Lefu E-Commerce Co., Ltd. and the shareholders of Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.3 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.4

Powers of Attorney from the shareholders of Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.4 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.5

Equity Pledge Agreement between Shanghai Lepan Business Information Consulting Co., Ltd., Shenzhen Qianhai Lefu E-Commerce Co., Ltd. and the shareholders of Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.5 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.6

Exclusive Business Cooperation Agreement between Shanghai Lepan Business Information Consulting Co., Ltd. and Shanghai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.6 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

63

10.7

Loan Agreement between Shanghai Lepan Business Information Consulting Co., Ltd. and Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.7 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.8

Exclusive Purchase Option Agreement between Shanghai Lepan Business Information Consulting Co., Ltd., Shenzhen Qianhai Lefu E-Commerce Co., Ltd. and Shanghai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.8 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.9

Power of Attorney from the Shenzhen Qianhai Lefu E-Commerce Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.9 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

10.10

Equity Pledge Agreement between Shanghai Lepan Business Information Consulting Co., Ltd., Shenzhen Qianhai Lefu E-Commerce Co., Ltd. and Shanghai Lepan Business Information Consulting Co., Ltd., dated September 29, 2018 (incorporated by reference to Exhibit 10.10 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Love International Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

_____________

* filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

#  Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2019.

LOVE INTERNATIONAL GROUP, INC.

/s/ Yong Qiang Yang
Yong Qiang Yang Chief Executive Officer (Principle Executive Officer)

/s/ Wei Min Jin
Wei Min Jin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Yong Qiang Yang	Chief Executive Officer and Director	April 1, 2019
Yong Qiang Yang	(Principle Executive Officer)

/s/ Wei Min Jin	Chief Financial Officer	April 1, 2019
Wei Min Jin	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Equity Members of

Love International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Love International Group, Inc. (the “Company”) as of December 31, 2018, the related statement of operations, Stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net equity deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2019

Diamond Bar, California

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Love International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Love International Group, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2017. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

April 3, 2018

LOVE INTERNATIONAL GROUP, INC.

Balance Sheets

As of December 31, 2018 and 2017

	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$-
Prepaid expenses	-	20,000
Total current assets	-	20,000

TOTAL ASSETS	$-	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$7,661
Due to related party	173,560	137,161
Total current liabilities	173,560	144,822

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 289,333,360 shares issued and outstanding, respectively	28,933	28,933
Additional paid-in capital	33,383	33,383
Accumulated deficit	(235,876)	(187,138)
TOTAL STOCKHOLDERS’ DEFICIT	(173,560)	(124,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$20,000

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Statements of Operations

Years Ended December 31, 2018 and 2017

	2018	2017

REVENUES	$-	$-

EXPENSES
General and administrative	474	205
Professional fees	48,264	44,450
Total expenses	48,738	44,655
Loss before income taxes	(48,738)	(44,655)
Income tax	-	-
NET LOSS	$(48,738)	$(44,655)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED*	289,333,360	289,333,360

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Statements of Stockholders’ Deficit

Years Ended December 31, 2018 and 2017

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	289,333,360	$28,933	$33,383	$(142,483)	$(80,167)
Net loss	-	-	-	(44,655)	(44,655)
Balance, December 31, 2017 and January 1, 2018	289,333,360	$28,933	$33,383	$(187,138)	$(124,822)
Net loss	-	-	-	(48,738)	(48,738)
Balance, December 31, 2018	289,333,360	$28,933	$33,383	$(235,876)	$(173,560)

*Post a forward ten for one stock split effective on February 5, 2016.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,738)	$(44,655)
Changes in operating assets and liabilities:
Prepaid expenses	20,000	5,000
Accounts payable and accrued liabilities	(7,661)	7,661
CASH USED IN OPERATING ACTIVITIES	(36,399)	(31,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	36,399	31,994
CASH PROVIDED BY FINANCING ACTIVITIES	36,399	31,994

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LOVE INTERNATIONAL GROUP, INC.

Notes to the Financial Statements

NOTE 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PREPARATION

Love International Group, Inc. (formerly known as QUINTEC CORP.) (“we”, “us”, “our” or the “Company”) was incorporated on May 23, 2013 under the laws of the State of Nevada. On November 11, 2015, a change in control of the Company occurred, whereby Walter Lee, the-then sole officer and director, sold 15,000,000 of his shares of common stock, representing 51.8% of the voting power of the issued and outstanding capital stock of the Company, in a private transaction to Yong Qiang Yang (8,250,000 shares) and Wei Min Jin (6,750,000 shares), who subsequently became officers and directors of the Company. Mr. Lee sold the remainder of his shares (5,000,000 shares) to other individuals in separate transactions not involving a public sale or distribution. After the sale of stock, Walter Lee had no further ownership of any voting securities of the Company.

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

The Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2018 and 2017. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company plans to raise additional funds through financing, either through financing from its shareholders or related parties, a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing.

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

Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. The Company did not maintain any bank accounts during the years ended December 31, 2018 and 2017.

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

The carrying amounts of financial assets and liabilities, such as balance with related parties approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

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

NOTE 3. DUE TO RELATED PARTY

Due to related party consisted of the following:

	Note	2018	2017

MMI Group NZ Limited	(a)	173,560	137,161

__________

(a)	Yong Qiang Yang and Wei Min Jin, both directors of the Company, have beneficial interests in this company.

The above balance is unsecured and non-interest bearing. This related company has agreed not to demand repayment until the Company is financially capable to do so.

NOTE 4. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2018 and 2017, the Company did not issue any common stock.

As at December 31, 2018 and 2017, the Company had 289,333,360 shares issued and outstanding.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates of up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2018 and 2017.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	2018	2017

Loss before income taxes	$(48,738)	$(44,655)
Tax benefit at statutory rates	10,235	15,183
Provisional re-measurement of deferred taxes – TCJ Act	-	(24,329)
Change in valuation allowance	(10,235)	9,146
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$49,534	$39,299
Valuation allowance	(49,534)	(39,299)
Net deferred tax asset	$-	$-

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

The Company has accumulated net operating loss carryovers of approximately $235,876 and $187,138 as of December 31, 2018 and 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal years 2017 and 2018 remain open to examination by federal tax authorities and other tax jurisdictions.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 6. SUBSEQUENT EVENTS

On February 11, 2019, we entered into the Share Exchange Agreement, pursuant to which, the Shareholders transferred all of the shares of the capital stock of Lovego Holdings held by them, constituting all of the issued and outstanding stock of Lovego Holdings, to the Company, in exchange for 710,666,640 newly issued shares of the our common stock, par value $.0001 per share, that constituted approximately 71% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Merger”). The Shareholders are Lejoy Holdings Limited and Leseng Holdings Limited, each a British Virgin Islands company.

